Form 10-Q
period 1997-06-30
PACKARD BIOSCIENCE CO
filed 1997-08-12
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D.C.  20549

                                        FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                                 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from   to

                                Commission File Number 333-24001

                                  Packard BioScience Company
                     (Exact name of registrant as specified in its charter)

                     Delaware                                   06-0676652
    (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

800 Research Parkway, Meriden, Connecticut                       06450
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          203-238-2351

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES [   ]     NO [X]



Shares Outstanding at June 30, 1997
    9,007,264

                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996

          Condensed Consolidated Statements of Income (Loss) for the Three and Six Months Ended June 30, 1997 and 1996

          Condensed Consolidated Statements of Cash Flow for the Six Months Ended June 30, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                           PART I. FINANCIAL INFORMATION
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF  JUNE 30, 1997 and  DECEMBER 31, 1996
                               (Dollars in Thousands)

                                            June 30,        December 31,
                                              1997              1996
                   ASSETS                 (Unaudited)
CURRENT ASSETS :
    Cash and cash equivalents              $ 23,468           $ 37,826
    Accounts receivable, net                 32,246             40,860
    Inventories                              24,533             21,798
    Other current assets                      6,506              6,432
           Total current assets              86,753            106,916
PROPERTY, PLANT AND EQUIPMENT, at cost       32,503             31,185
      Less - Accumulated depreciation       (15,469)           (13,598)
                                             17,034             17,587
OTHER ASSETS :
    Deferred financing costs, net            10,664                  0
    Deferred income taxes                     7,207              1,238
    Investments                               5,404              1,818
    Goodwill, net                             4,789                147
    Other                                    10,917             10,219
                                             38,981             13,422
TOTAL ASSETS                               $142,768           $137,925
                                           ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES :
    Notes payable                          $  2,045           $  3,524
    Current portion of long-term obligations  1,985                829
    Accounts payable                          8,972             11,118
    Accrued liabilities                      18,474             15,943
    Other current liabilities                17,089             16,286
           Total current liabilities         48,565             47,700
LONG-TERM OBLIGATONS, net of current portion:
    Notes and other long-term obligations     5,700              6,912
    Term loan facility                       39,600                  0
    Senior subordinated notes               150,000                  0
       Total long-term obligations, net     195,300              6,912
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN EQUITY OF SUBSIDIARY         0              2,720
STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock                                137                129
    Paid-in capital                               0              1,320
    Cumulative translation adjustment           823              2,402
    Retained earnings                           364             89,088
    Unrealized investment gains, net          2,151                  0
                                              3,475             92,939
    Less:  Treasury stock, at cost          103,435             11,128
           Deferred compensation              1,137              1,218
           Total stockholders' equity
           (deficiency)                    (101,097)            80,593
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIENCY)                    $142,768          $ 137,925
                                           ========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (Unaudited)
                  (Dollars in Thousands, except per share amounts)

                                   For the Three Months Ended        For the Six Months Ended
                                           June 30,                         June 30,
                                       1997            1996           1997           1996
NET SALES                           $  45,142       $ 44,931       $  87,702      $ 91,033

COST OF SALES                          21,383         21,711          40,869        41,977
GROSS PROFIT                           23,759         23,220          46,833        49,056

RESEARCH AND
    DEVELOPMENT EXPENSES                5,322          3,686          10,373         8,211

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES            11,568         12,072          22,742        23,481

RECAPITALIZATION CHARGES                    0            170          17,979           170

OPERATING PROFIT (LOSS)                 6,869          7,292          (4,261)       17,194

INTEREST EXPENSE                      ( 4,812)           (38)         (6,422)          (66)

INTEREST INCOME                           187            349             505           566

INCOME (LOSS) BEFORE INCOME
    TAXES AND MINORITY INTEREST         2,244          7,603         (10,178)       17,694

PROVISION FOR (BENEFIT FROM)
    INCOME TAXES                          927          1,387        (  2,207)        5,634

MINORITY INTEREST IN INCOME
    OF SUBSIDIARY                           0            368             218         1,024

NET INCOME (LOSS)                  $    1,317      $   5,848       $  (8,189)     $ 11,036
                                   ==========      =========       ==========     ========

Weighted average common shares
  outstanding including common
  share equivalents (in thousands)      8,968         24,606          15,912        24,719

Earnings (loss) per share              $  .15         $  .24          $ (.51)       $  .45

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                     (Unaudited)
                               (Dollars in Thousands)

                                                                        For the Six Months Ended
                                                                                June 30,
                                                                        1997                1996
CASH FLOWS FROM (USED FOR) OPERATING
     ACTIVITIES:
      Net income (loss)                                              $ (8,189)          $ 11,036
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation and amortization of intangibles                 3,039              2,348
           Amortization of deferred financing costs                       515                  0
           Other non-cash charges, net                                  3,733              1,201
           Changes in operating assets and liabilities                  3,058              2,947
           Net cash provided by operating activities:                   2,156             17,532
CASH FLOWS FROM (USED FOR) INVESTING
     ACTIVITIES:
      Purchase of minority interest in subsidiary                      (7,551)                 0
      Capital expenditures                                             (1,674)            (1,377)
      Investments                                                           0             (2,013)
      Product lines, patent rights and licenses acquired               (1,256)            (1,846)
      Net cash used for investing activities                          (10,481)            (5,236)

CASH FLOWS FROM (USED FOR) FINANCING
     ACTIVITIES:
      Borrowings under long-term obligations                          194,710              1,135
      Repayments of long-term obligations                              (4,272)           (   624)
      Purchase of treasury stock                                     (208,847)            (4,097)
      Sale of treasury stock                                           21,050                  0
      Proceeds from exercise of stock options                           8,330                129
      Recapitalization costs deferred or charged to equity            (15,295)                 0
      Dividend paid                                                         0             (4,972)
                Net cash used for financing activities               (  4,324)            (8,429)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (  1,709)            (1,117)

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                ( 14,358)             2,750
CASH AND CASH EQUIVALENTS, beginning of period                         37,826             22,515
CASH AND CASH EQUIVALENTS, end of period                             $ 23,468          $  25,265
                                                                     ========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1997 AND 1996


The condensed consolidated financial statements and related notes included herein have been prepared by Packard BioScience Company (the Company) without audit, except for the December 31, 1996 condensed consolidated balance sheet which was derived from the Company's registration statement on Form S-4, filed with the Securities and Exchange Commission on June 5, 1997 (the Registration Statement), under the Securities Act of 1933. The Registration Statement was prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contains audited consolidated financial statements of the Company for the years ending December 31, 1994, 1995 and 1996. The Company suggests that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements contained in the Registration Statement.

Certain information and footnote disclosures which normally accompany financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying condensed consolidated financial statements, as permitted by the Securities and Exchange Commission's rules and regulations. The Company believes that the accompanying disclosures and notes are adequate to make the financial statements not misleading. Such financial statements reflect all adjustments which are normal and recurring and, in the opinion of management, necessary for a fair presentation of the results of operations and financial position of the Company for the periods reported herein.

Note 1.  Basis of  Presentation and Significant Accounting Policies:

The accompanying financial statements have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the Registration Statement. The Company's practices of recognizing assets, liabilities, revenues, expenses and other transactions which impact the accompanying financial information is consistent with such note.

In connection with a collaborative research and development alliance, the Company has an equity investment in a company that designs and develops proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. The Company has classified this investment as available for sale securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As such, the investment is reflected in the accompanying financial statements at its market value as of June 30, 1997 and the unrealized gain, net of taxes, as of that date is reflected in a separate component of stockholders' equity titled "Unrealized investment gains, net".

Note 2.  New Accounting Standards:

In April 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 changes the manner in which earnings per share amounts are calculated and presented. The most significant change that this standard introduces is the required presentation of "basic" earnings per share which is based solely on the weighted average number of common shares outstanding during the period reported, excluding the dilutive impact of any potential common stock equivalents such as stock options. SFAS No. 128, which will be effective for the Company beginning with the annual period ending December 31, 1997, will result in the Company's presentation of basic as well as diluted earnings per share. All historical earnings per share information will be restated to conform to the provisions of SFAS No. 128. SFAS No. 128 will have no impact on the Company's results of operations or financial position.

In addition to SFAS No. 128, the FASB has issued several other new accounting standards which became effective after January 1, 1996 (refer to Note 1 to the consolidated financial statements included in the Registration Statement). The impact of adopting these standards was not material to the consolidated financial position or results of operations of the Company.

Note 3.  Inventories:

Inventories consisted of the following at June 30, 1997 and December 31, 1996 (in thousands):

                                             June 30,           December 31,
                                               1997                1996
           Raw materials and parts          $  12,496            $  13,532
           Work in process                        908                  944
           Finished goods                      13,136                9,085
                                               26,540               23,561
           Excess and obsolete reserve         (2,007)              (1,763)
                                            $  24,533            $  21,798
                                            ==========           ==========

Note 4.  Recapitalization:

Refer to Notes 4 and 12 to the 1996 consolidated financial statements and Notes 3 and 4 to the condensed consolidated financial statements included in the Registration Statement for a detailed description of the recapitalization of the Company which occurred in March 1997 (the Recapitalization).

Note 5. Minority Interest Acquisition:

In May 1997, a subsidiary of the Company, Packard Japan KK ("PJKK"), entered into an agreement, denominated in Japanese yen, to acquire the 40% interest held by its minority stockholder for approximately $7.5 million. The agreement obligates PJKK to acquire approximately 60% of the minority interest in 1997 and the remainder in future years as PJKK generates sufficient earnings to allow the transaction to occur in accordance with Japanese laws and regulations. Under the agreement, the minority stockholder has surrendered the rights to any dividends from PJKK subsequent to December 31, 1996. The Company has reflected the acquisition in full as of the effective date of the agreement which was April 1, 1997 and, as a result, the minority interest has been eliminated and the related obligations as well as resulting goodwil have been recorded as of such date.

Note 6.  Stock Dividend:

On May 15, 1997, the Board of Directors declared a 1-for-1 stock dividend on shares outstanding on that date. The dividend was paid from shares held in treasury by the Company. The impact of the issuance of the treasury shares was charged against paid-in capital to the extent available with the remainder charged to retained earnings. All per share and number of shares information, except for treasury stock, included in the accompanying financial statements has been restated to reflect the stock dividend.

Note 7. Stock Option Plans:

In connection with the Recapitalization, the Company redeemed all stock options of noncontinuing stockholders and acquired a portion of the then outstanding options held by management. Subsequent to the Recapitalization, all remaining outstanding options, amounting to 600,000 (adjusted to reflect the 1-for-1 stock dividend discussed above), became fully vested. Such options will expire at various dates through the year 2006.

Effective March 4, 1997, the Company adopted the Management Stock Incentive Plan. Under this nonqualified plan, the Company is authorized to issue incentive and performance options to certain employees and directors. The plan allows for the issuance of up to 952,840 incentive options and up to 278,052 performance options with exercise prices of $11.125 and $13.625, respectively. The options vest over a four year period commencing from the date of grant and expire within ten years from grant. Management authorized the granting of 657,500 incentive options and 265,000 performance options, generally effective as of the closing of the Recapitalization.

Note 8.  Stockholder's Equity (Deficiency):

During the six months ending June 30, 1997, changes in selected stockholders' equity (deficiency) accounts and related share information consisted of the following (dollar amounts in thousands):

                                        Common Stock               Treasury Stock          Paid -in       Retained
                                     Shares       Amount         Shares      Amount         Capital       Earnings

Balance, December 31, 1996        12,924,221     $   129        777,869   $ (11,128)       $1,320       $  89,088
Restricted stock plan shares
    forfeited                           (898)                                                  (6)
Shares issued in connection
    with the exercise of stock
    options                          798,500           8                                   17,758
Purchase of treasury stock                                    9,386,432    (208,847)
Sale of treasury stock                                       (1,103,413)     24,452                        (3,403)
Fees related to Recapitalization                                             (3,252)         (864)
Stock dividend                                               (4,346,329)     95,340       (18,208)        (77,132)
Net loss                                                                                                   (8,189)
Balance, June 30, 1997            13,721,823      $  137      4,714,559   $(103,435)     $      0       $     364


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking" statements and are prospective. All such forward-looking statements are intended to be subject to the safe harbor protection of the Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include developments in technology, changes in legislative, political and regulatory conditions, and the overall competitive environment in addition to such other factors disclosed in the Registration Statement and in the Company's other securities filings.

General

The Company is a leading developer, manufacturer and marketer of analytical instruments and related products and services for use in the drug discovery and molecular biology segments of the life sciences industry and in the nuclear instrumentation industry. Through Packard Instrument Company, Inc., a wholly-owned subsidiary, and several other wholly-owned subsidiaries (collectively, "Packard Instrument"), the Company supplies bioanalytical instruments, and related biochemical supplies and services, to the drug discovery and molecular biology markets, and through certain divisions and wholly-owned subsidiaries comprising the Canberra Nuclear Products Group ("Canberra Nuclear"), the Company manufactures analytical instruments used to detect, identify and quantify radioactive materials for the nuclear industry and related markets.

Results of Operations (dollars in millions)

                                                Three Months Ended             Six Months Ended
                                                     June 30,                       June 30,
                                                                 %Inc.                         %Inc.
                                               1997    1996     (Dec.)      1997     1996     (Dec.)
Total revenues:
   Packard Instrument                         $31.4    $30.7      2.2 %     $60.8    $62.8     (3.2)%
   Canberra Nuclear                            13.7     14.2     (3.6)       26.9     28.2     (4.7)
       Consolidated                            45.1     44.9      0.4        87.7     91.0     (3.7)

Gross profit:
   Packard Instrument                          17.2     16.6      3.6        33.6     35.6     (5.7)
   Canberra Nuclear                             6.6      6.6       -         13.2     13.5     (2.3)
       Consolidated                            23.8     23.2      2.5        46.8     49.1     (4.7)

Operating expenses:
   Research and development                     5.3      3.7     43.2        10.4      8.2     26.8
   Selling, general and administrative         11.6     12.0     (3.4)       22.7     23.5     (3.5)
   Recapitalization charges                      -        .2      N/A        18.0       .2      N/A

Operating profit (loss)                       $ 6.9    $ 7.3     (5.5)      $(4.3)   $17.2      N/A


Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $1.8 million and $3.7 million higher for the three and six months ended June 30, 1997, respectively. Packard Instrument's total revenues increased slightly during the three month period ended June 30, 1997 and decreased approximately $2 million during the six month period then ended as compared to the comparable periods in 1996. Sales at the Company's Japanese subsidiary, Packard Japan KK ("PJKK"), experienced declines, which were expected, during both of the 1997 periods. These decreases, which amounted to $3.75 million and $7.6 million for the three and six month periods presented, are primarily a result of the Japanese government's efforts during 1996 to stimulate the Japanese economy through increased spending in areas including the Company's products and services. During 1997, the Japanese government's spending level in these areas has decreased dramatically. The decreases in Japanese sales volume were offset by increases in sales of several new products including the Homogeneous Time-Resolved Flourescence (HTRF)
<trademark> instrument, Cyclone<trademark>, MicroCount<trademark>, Top
Count<trademark> and Kryptor<trademark> as well as increased chemical and supply sales. Canberra Nuclear's decreased sales, both second quarter and year-to-date 1997, is due primarily to declining sales volume at the majority of its European operations combined with the unfavorable exchange impact of the strengthening U.S. dollar in 1997 as compared to 1996.

The Company's gross profit decrease during the six months ended June 30, 1997, as compared to the corresponding 1996 period, is due to the lower sales discussed above (particularly from the Company's Japanese operation) and a stronger U.S. dollar. Gross profit increased during the three months ended June 30, 1997, as compared with the same period in 1996, primarily due to margins generated on the increased Packard Instrument sales of new products discussed above.

Research and development spending increased during both of the 1997 periods presented, as compared to 1996, primarily reflecting increased investment on the part of Packard Instrument in the areas of product enhancement and new product development.

Selling, general and administrative expenses decreased from 1996 comparable period levels and, as a percentage of total revenues, remained relatively consistent with 1996 on a year-to-date basis. The decreases are attributable primarily to the impact which the stronger U.S. dollar has on translating foreign operating results.

During the first quarter of 1997, the Company recorded an $18.0 million charge associated with the Recapitalization which was completed in March 1997. Refer to the condensed consolidated financial statements and other information contained in the Registration Statement for a detailed discussion and description of the Recapitalization.

The consolidated operating profit (loss) of $6.9 million and $(4.3) million for the three and six months ended June 30, 1997 compares with $7.3 million and $17.2 million during the corresponding 1996 periods. In addition to the Recapitalization charge, 1997 operating profit (loss) for the periods presented reflects the negative impact of the lower Japanese operating results, increased research and development spending and the stronger U.S. dollar as compared to 1996.

The increase in interest expense and decrease in interest income during the 1997 periods are a direct result of the funds used for the Recapitalization (refer to the Registration Statement).

For the six months ended June 30, 1997, the consolidated effective tax rate was a benefit of 21.7% compared to a 31.8% provision during the same period in 1996. The reduced rate was primarily a result of the tax benefit provided on a portion of the Recapitalization charges being realized at a lower effective rate than the rate on income generated in high tax rate countries, particularly Japan.


Financial Condition - Liquidity and Capital Resources

The Company has historically generated sufficient cash flow from operations to meet its working capital requirements as well as to fund capital expenditures, debt service and equity transactions such as dividend payments and stock repurchases. In connection with the Recapitalization, the Company increased its long-term indebtedness by $190 million and, as a result, debt service requirements have increased significantly as compared to historical levels.
The Company has, as of August 12, 1997, $75 million of funds available under a revolving credit facility secured as part of the Recapitalization. Monies available under this credit facility are subject to certain restrictions and provisions contained therein. Refer to the Registration Statement for a detailed description of the Recapitalization including the related indebtedness and repayment terms and conditions. Prior to the time at which significant levels of principal on the term loan and subordinated notes becomes due in fiscal 2002, the Company will evaluate and identify the most advantageous options available to service such debt. Options may include refinancing such principal under potentially new terms and conditions or repaying such debt through funds obtained through other sources or means. However, there can be no assurance that any new financing will be available or that the terms thereof will be favorable to the Company.

The Company expects to generate adequate cash from operations to meet most of its working capital needs as well as to provide for necessary debt service
requirements during the next several years.   If necessary, the Company can and
will borrow monies from the revolving credit facility in order to meet temporary or seasonal shortfalls which may arise in the level of cash generated from operations. The Company expects that, should the generation of excess available operating cash flow be insufficient, it will utilize the revolving credit facility to fund a significant portion of its strategic acquisition program and new product development initiatives, as well as a portion of capital expenditures for machinery, equipment and facility expansions.

Operating activities generated $2.2 million of cash during the six months ended June 30, 1997 compared to $17.5 million of cash generated from operations in the comparable 1996 period. The reduced operating cash flow is primarily a result of the cash portion of the Recapitalization charge ($8.5 million) recognized in the first quarter of 1997, the additional interest incurred on the Recapitalization indebtedness and the lower operating results during the six months ended June 30, 1997 as compared to the prior year period. The Company has utilized a significant amount of cash (approximately $21.2 million) to fund Recapitalization related fees and other related expenses.

In May 1997, PJKK entered into an agreement to acquire the 40% interest held by its minority stockholder for approximately $7.5 million. (Refer to Note 5 to the condensed consolidated financial statements included herein). To date, the acquisition has been funded through a combination of cash on hand and notes payable issued to the minority stockholder. The Company expects that PJKK will be able to complete the acquisition through a similar combination of sources.

In July 1997, the Company signed a letter of intent to acquire Aquila Technologies Group, Inc. (Aquila). Aquila manufactures surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials. The Company expects to finance some portion of the proposed purchase through borrowing on the revolving credit facility discussed above. The Company will pay up to $7.7 million during calendar year 1997 with additional payments contingent upon post-acquisition operating performance through 2000.

As of June 30, 1997, the Company's order backlog was approximately $23.5 million. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

                            PART II.  OTHER INFORMATION

                            PACKARD BIOSCIENCE COMPANY


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

    Exhibit No.    Description

         3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference)

         3.2       By-Laws of the Company (incorporated by reference)

         10 Employment Agreement between Packard BioScience Company and Ben D. Kaplan

         27        Financial data schedule pursuant to Article 5 of Regulation
                   S-X

    (b) Reports on Form 8-K

           Not applicable.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on August 12, 1997.

                                         PACKARD BIOSCIENCE COMPANY


                                  By:    /s/ Emery G. Olcott
                                         --------------------------------------
                                             Emery G. Olcott
                                             Chairman of the Board, Chief
                                             Executive Officer and President


                                  By:    /s/ Ben D. Kaplan
                                         --------------------------------------
                                             Ben D. Kaplan
                                             Vice President and Chief
                                             Financial Officer

                                EXHIBIT INDEX


Exhibit No.                       Description                          Page

10                     Employment Agreement between Packard
                       BioScience Company and Ben D. Kaplan

27                     Financial Data Schedule