Form 10-Q
period 1997-09-30
PACKARD BIOSCIENCE CO
filed 1997-11-14
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          YES [ X ]   NO [   ]




Shares Outstanding at September 30, 1997
               9,007,264












                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996

        Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 1997 and 1996

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K



























                          PART I. FINANCIAL INFORMATION
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 1997 and DECEMBER 31, 1996
                             (Dollars in thousands)




                                                     September 30,        December 31,
                                                         1997                 1996
             ASSETS                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                         $ 13,004             $ 37,826
     Accounts receivable, net                            35,890               40,860
     Inventories                                         28,130               21,798
     Other current assets                                 6,808                6,432
                                                       --------             --------
          Total current assets                           83,832              106,916
                                                       --------             --------
PROPERTY, PLANT AND EQUIPMENT, at cost                   33,906               31,185
     Less - Accumulated depreciation                    (16,006)             (13,598)
                                                       --------             --------
                                                         17,900               17,587
                                                       --------             --------
OTHER ASSETS:
     Deferred financing costs, net                       10,277                    0
     Deferred income taxes                                6,725                1,238
     Investments                                          8,668                1,818
     Goodwill, net                                        8,729                  147
     Other                                               11,163               10,219
                                                       --------             --------
                                                         45,562               13,422
                                                       --------             --------
TOTAL ASSETS                                           $147,294             $137,925
                                                       ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
     Notes payable                                     $  3,045            $  3,524
     Current portion of long-term obligations             1,910                 829
     Accounts payable                                     9,627              11,118
     Accrued liabilities                                 14,260              15,943
     Other current liabilities                           17,345              16,286
                                                       --------            --------
          Total current liabilities                      46,187              47,700
                                                       --------            --------
LONG-TERM OBLIGATIONS, net of current portion:
     Notes and other long-term obligations                6,372               6,912
     Term loan and credit facility                       46,500                   0
     Senior subordinated notes                          150,000                   0
                                                       --------            --------
          Total long-term obligations, net              202,872               6,912
                                                       --------            --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN EQUITY OF SUBSIDIARY                     0               2,720
                                                       --------            --------
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock                                           137                 129
     Paid-in capital                                          0               1,320
     Cumulative translation adjustment                      340               2,402
     Retained earnings (deficit)                           (909)             89,088
     Unrealized investment gains, net                     3,201                   0
                                                       --------            --------
                                                          2,769              92,939
     Less: Treasury stock, at cost                      103,435              11,128
           Deferred compensation                          1,099               1,218
                                                       --------            --------
           Total stockholders' equity (deficiency)     (101,765)             80,593
                                                       --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)                               $147,294            $137,925
                                                       ========            ========




The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                 (Dollars in thousands, except per share amounts)




                                    For the Three Months Ended             For the Nine Months Ended
                                          September 30,                          September 30,
                                       1997           1996                    1997           1996


NET SALES                            $42,965        $39,733                 $130,667       $130,766

COST OF SALES                         20,917         18,930                   61,786         60,907
                                     -------        -------                 --------       --------
GROSS PROFIT                          22,048         20,803                   68,881         69,859

RESEARCH AND
  DEVELOPMENT EXPENSES                 5,879          4,424                   16,252         12,635

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             12,474         11,696                   35,216         35,177

RECAPITALIZATION CHARGES                 450            181                   18,429            351
                                     -------        -------                 --------       --------
OPERATING PROFIT (LOSS)                3,245          4,502                   (1,016)        21,696

INTEREST EXPENSE                      (4,894)           (49)                 (11,316)          (115)

INTEREST INCOME                          202            263                      707            829
                                     -------        -------                 --------       --------
INCOME (LOSS) BEFORE INCOME
  TAXES AND MINORITY INTEREST         (1,447)         4,716                  (11,625)        22,410

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                          (178)         1,411                   (2,385)         7,045

MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                            0            259                      218          1,283
                                     -------        -------                 --------       --------
NET INCOME (LOSS)                    $(1,269)       $ 3,046                 $ (9,458)      $ 14,082
                                     =======        =======                 ========       ========

Weighted average common shares
  outstanding including common
  share equivalents (excluding
  common share equivalents in
  loss periods)                        9,007         25,189                   13,501        25,446

Earnings (loss) per share            $ (0.14)       $  0.12                  $ (0.70)      $  0.55






The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (Unaudited)
                              (Dollars in thousands)




                                          For the Nine Months Ended
                                                     September 30,
                                              1997        1996

CASH FLOWS FROM (USED FOR) OPERATING
  ACTIVITIES:
    Net income (loss)                                             $ (9,458)    $ 14,082
    Adjustments to reconcile net income (loss) to net
      cash from (used in) operating activities:
        Depreciation and amortization of intangibles                 4,734        3,719
        Amortization of deferred financing costs                       901          -
        Other non-cash charges, net                                  3,759        1,113
        Changes in operating assets and liabilities                 (6,139)       4,300
                                                                  --------     --------
          Net cash from (used in)operating activities               (6,203)      23,214
                                                                  --------     --------
CASH FLOWS FROM (USED FOR) INVESTING
  ACTIVITIES:
    Acquisition of business, net of acquired cash                   (6,291)         -
    Purchase of minority interest in subsidiary                     (7,551)         -
    Capital expenditures, net                                       (2,799)      (2,079)
    Purchase of investments                                         (1,438)      (1,768)
    Product lines, patent rights and licenses acquired              (2,036)      (4,065)
                                                                  --------     --------
      Net cash used in investing activities                        (20,115)      (7,912)
                                                                  --------     --------
CASH FLOWS FROM (USED FOR) FINANCING
  ACTIVITIES:
    Borrowings under long-term obligations                         201,710        1,135
    Repayments of long-term obligations                             (3,377)        (526)
    Purchase of treasury stock                                    (208,848)      (4,863)
    Sale of stock                                                   21,051          -
    Proceeds from exercise of stock options                          8,331          233
    Recapitalization costs deferred or charged to equity           (15,295)         -
    Dividend paid                                                      -         (4,972)
                                                                  --------     --------
      Net cash from (used in) financing activities                   3,572       (8,993)
                                                                  --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (2,076)      (1,195)
                                                                  --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 (24,822)       5,114

CASH AND CASH EQUIVALENTS, beginning of period                      37,826       22,515
                                                                  --------     --------
CASH AND CASH EQUIVALENTS, end of period                          $ 13,004     $ 27,629
                                                                  ========     ========





The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 1997 AND 1996


The condensed consolidated financial statements and related notes included herein have been prepared by Packard BioScience Company (the Company) without audit, except for the December 31, 1996 condensed consolidated balance sheet which was derived from the Company's registration statement on Form S-4, filed with the Securities and Exchange Commission on June 5, 1997 (the Registration Statement), under the Securities Act of 1933. The Registration Statement was prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contains audited consolidated financial statements of the Company for the years ended December 31, 1994, 1995 and 1996. The Company suggests that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements contained in the Registration Statement.

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

In connection with a collaborative research and development alliance, the Company has an equity investment in a company that designs and develops proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. The Company has classified this investment as available for sale securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
As such, the investment is reflected in the accompanying financial statements at its market value as of September 30, 1997 and the unrealized gain, net of taxes, as of that date is reflected in a separate component of stockholders' equity titled "Unrealized investment gains, net".

Note 2.  NEW ACCOUNTING STANDARDS:

During 1997, the FASB issued several new Statements of Financial Accounting Standards (SFAS). A brief description of each SFAS and its expected impact on the Company is described below.

SFAS No. 128, " Earnings Per Share" - SFAS No. 128 changes the manner in which earnings per share amounts are calculated and presented. The most significant change that this standard introduces is the required presentation of "basic" earnings per share which is based solely on the weighted average number of common shares outstanding during the period reported, excluding the dilutive impact of any potential common stock equivalents such as stock options. SFAS No. 128, which will be effective for the Company beginning with the annual period ending December 31, 1997, will result in the Company's presentation of basic as well as diluted earnings per share. All historical earnings per share information will be restated to conform to the provisions of SFAS No. 128.
SFAS No. 128 will have no impact on the Company's results of operations or financial position.

SFAS No. 129, "Disclosure of Information about Capital Structure" - SFAS
No. 129 requires companies to disclose in their financial statements all pertinent rights and privileges of all securities other than ordinary common stock, similar to existing disclosure rules. This statement will be effected beginning with the Company's annual period ending December 31, 1997. SFAS
No. 129 will have no impact on the Company's results of operations or financial position.

SFAS No. 130, "Reporting Comprehensive Income" - SFAS No. 130 requires companies to report all components of comprehensive income in the financial statements. Comprehensive income includes all non-owner transactions or events which impact a company's equity, including items which do not directly effect net income. SFAS No. 130 will be effective January 1, 1998, and will not effect the Company's results of operations or financial position.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" - SFAS No. 131 requires companies to disclose segment information in a manner that corresponds to the way management organizes units and evaluates performance internally. This statement will become effective in 1998. SFAS No. 131 will not change the way in which the Company reports on its main business segments nor will it effect the Company's results of operations or financial position.

In addition to the above statements, the FASB has issued several other new accounting standards which became effective after January 1, 1996 (refer to Note 1 to the consolidated financial statements included in the Registration Statement). The impact of adopting these standards was not material to the consolidated financial position or results of operations of the Company.

Note 3.  INVENTORIES:

Inventories consisted of the following at September 30, 1997 and December 31, 1996 (in thousands):




                                                September 30,     December 31,
                                                    1997             1996

          Raw materials and parts                 $15,128           $13,532
          Work in process                           1,676               944
          Finished goods                           13,293             9,085
                                                  -------           -------
                                                   30,097            23,561
          Excess and obsolete reserve              (1,967)           (1,763)
                                                  -------           -------
                                                  $28,130           $21,798
                                                  =======           =======





Note 4.  RECAPITALIZATION:

Refer to Notes 4 and 12 to the 1996 consolidated financial statements and Notes 3 and 4 to the condensed consolidated financial statements included in the Registration Statement for a detailed description of the Recapitalization of the Company which occurred in March 1997 (the Recapitalization).

Note 5. MINORITY INTEREST ACQUISITION:

In May 1997, a subsidiary of the Company, Packard Japan KK ("PJKK"), entered into an agreement, for a fixed amount denominated in Japanese yen, to acquire the 40% interest held by its minority stockholder for approximately
$7.5 million. The agreement obligates PJKK to acquire approximately 60% of the minority interest in 1997 and the remainder in future years as PJKK generates sufficient earnings to allow the transaction to occur in accordance with Japanese laws and regulations. Under the agreement, the minority stockholder has surrendered the rights to any dividends from PJKK subsequent to December 31, 1996. The Company has reflected the acquisition in full as of the effective date of the agreement which was April 1, 1997 and, as a result, the minority interest has been eliminated and the related obligations as well as resulting goodwill have been recorded as of such date.

Note 6.  STOCK DIVIDEND:

On May 15, 1997, the Board of Directors declared a 1-for-1 stock dividend on shares outstanding on that date. The dividend was paid from shares held in treasury by the Company. The impact of the issuance of the treasury shares was charged against paid-in capital to the extent available with the remainder charged to retained earnings. All per share and number of shares information, except for treasury stock, included in the accompanying condensed consolidated financial statements and notes thereto have been restated to reflect the stock dividend.

Note 7. STOCK OPTION PLANS:

In connection with the Recapitalization, the Company redeemed all stock options of noncontinuing stockholders and acquired a portion of the then outstanding options held by management. Subsequent to the Recapitalization, all remaining outstanding options, amounting to 600,000, became fully vested. Such options will expire at various dates through the year 2006.

Effective March 4, 1997, the Company adopted the Management Stock Incentive Plan. Under this nonqualified plan, the Company is authorized to issue incentive and performance options to certain employees and directors. The plan allows for the issuance of up to 952,840 incentive options and up to 278,052 performance options with exercise prices of $11.125 and $13.625, respectively. The options vest over a four year period commencing from the date of grant and expire within ten years from grant. The Company granted 696,500 incentive options and 265,000 performance options generally effective as of June 24, 1997.

Note 8.  ACQUISITION OF AQUILA TECHNOLOGIES GROUP, INC.:

On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila Technologies Group, Inc. (Aquila), a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and an OEM manufacturer of process control equipment. The Company acquired Aquila for approximately $6.7 million in cash with additional future payments to be made contingent upon post-acquisition operating results through calendar year 2000 up to a maximum of $10.4 million in additional payments (the "Contingent Payments").

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $4.3 million and has been reflected as goodwill in the accompanying condensed consolidated balance sheets. As future Contingent Payments are made, the related goodwill will increase. The goodwill is being amortized on a straight-line basis over 20 years.

The operating results of Aquila have been reflected in the accompanying condensed consolidated statements of income (loss) from the date of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisition had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary (consisting only of normal recurring items) for a fair presentation. The pro forma adjustments primarily consist of amortization of goodwill associated with the acquisition, adjustments to certain historical Aquila compensation levels to be more indicative of post-acquisition levels, additional interest expense relating to the financing of the acquisition, and related income tax effects, if any, of the above.




                                               (Dollars in thousands, except per share amounts)
                                        For the Three Months Ended          For the Nine Months Ended
                                              September 30,                       September 30,
                                           1997          1996                  1997          1996

     Net sales                           $43,964       $43,970               $139,056      $144,348

     Operating profit (loss)             $ 3,154       $ 4,763               $    417      $ 21,937

     Net income (loss)                   $(1,351)      $ 2,982               $ (8,769)     $ 13,814

     Earnings (loss) per share           $ (0.15)      $  0.12               $  (0.65)     $   0.54





Note 9.  STOCKHOLDER'S EQUITY (DEFICIENCY):

During the nine months ended September 30, 1997, changes in selected stockholders' equity (deficiency) accounts and related share information consisted of the following (dollar amounts in thousands):




                                                                                                         Retained
                                          Common Stock              Treasury Stock           Paid-in     Earnings
                                      SHARES        AMOUNT      SHARES         AMOUNT        CAPITAL     (DEFICIT)
Balance, December 31, 1996          12,924,221      $  129      777,869      $ (11,128)      $ 1,320      $89,088
Restricted stock plan shares
    forfeited                             (898)                                                   (6)
Shares issued in connection
    with the exercise of stock
    options                            798,500           8                                    17,758
Purchase of treasury stock                                    9,386,432       (208,847)
Sale of treasury stock                                       (1,103,413)        24,452                     (3,407)
Fees related to Recapitalization                                                (3,252)         (864)
Stock dividend                                               (4,346,329)        95,340       (18,208)     (77,132)
Net loss                                                                                                   (9,458)
                                    ----------      ------    ---------      ---------       -------      -------
Balance, September 30, 1997         13,721,823      $  137    4,714,559      $(103,435)      $     0      $  (909)
                                    ----------      ------    ---------      ---------       -------      -------





Note 10. EARNINGS PER SHARE:

For all periods presented in the accompanying condensed consolidated financial statements, there were no differences between primary and fully diluted earnings per share. Outstanding stock options were factored into the determination of weighted average common shares outstanding to the extent they had a dilutive effect on earnings per share. During the three and nine month periods ending September 30, 1996, the effect of outstanding stock options increased weighted average shares outstanding by 857,532 and 848,312, respectively. The treasury stock method was applied in calculating the dilutive impact of the stock options. For both of the 1997 periods presented in the accompanying condensed consolidated financial statements, stock options were not factored into the determination of weighted average common shares outstanding as their effect would be antidilutive in light of the net losses incurred during such periods.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking" statements and are prospective. All such forward-looking statements are intended to be subject to the safe harbor protection of the Securities Litigation Reform Act of 1995.
A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include, but are not limited to, developments in technology, changes in legislative, political and regulatory conditions, and the overall competitive environment in addition to such other factors disclosed herein, in the Registration Statement and in the Company's other securities filings.

GENERAL

The Company is a leading developer, manufacturer and marketer of analytical instruments and related products and services for use in the drug discovery and molecular biology segments of the life sciences industry and in nuclear research, safeguarding and environmental remediation. Through Packard Instrument Company, Inc., a wholly-owned subsidiary, and several other wholly-owned subsidiaries (collectively, "Packard Instrument"), the Company supplies bioanalytical instruments, and related biochemical supplies and services, to the drug discovery and molecular biology markets, and through certain divisions and wholly-owned subsidiaries comprising the Canberra Nuclear Products Group ("Canberra Nuclear"), the Company manufactures analytical instruments used to detect, identify and quantify radioactive materials for the nuclear industry and related markets.

RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)




                                             Three Months Ended                   Nine Months Ended
                                                September 30,                       September 30,
                                                             % Inc.                                % Inc.
                                          1997      1996     (DEC.)            1997       1996     (DEC.)
Total revenues:
   Packard Instrument                    $27.4     $28.0     (2.3)%          $ 88.2     $ 90.8     (2.9)%
   Canberra Nuclear                       15.6      11.7     33.1              42.5       40.0      6.2
                                         -----     -----     ----            ------     ------     ----
      Consolidated                        43.0      39.7      8.1             130.7      130.8     (0.0)
                                         -----     -----     ----            ------     ------     ----
Gross profit:
   Packard Instrument                     15.0      15.3     (2.5)             48.6       50.9     (4.6)
   Canberra Nuclear                        7.1       5.5     29.8              20.3       19.0      7.2
                                         -----     -----     ----            ------     ------     ----
      Consolidated                        22.1      20.8      6.0              68.9       69.9     (1.4)
                                         -----     -----     ----            ------     ------     ----
Operating expenses:
   Research and development                5.9       4.4     32.9              16.3       12.6     28.6
   Selling, general and administrative    12.5      11.7      6.7              35.2       35.2     (0.0)
   Recapitalization charges                 .4        .2      N/A              18.4         .4      N/A
                                         -----     -----     ----            ------     ------     ----
Operating profit (loss)                  $ 3.3     $ 4.5    (27.9)           $ (1.0)    $ 21.7      N/A
                                         -----     -----     ----            ------     ------     ----




Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $2.0 million and $5.7 million higher for the three and nine months ended September 30, 1997, respectively. The 1997 periods reflect the operating results of Aquila Technologies Group, Inc. (Aquila), a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and an OEM manufacturer of process control equipment, which was acquired effective September 1, 1997. Aquila's post-acquisition operating results are included with those of Canberra Nuclear and the Company on a consolidated basis. In September, Aquila generated net revenues of $2.1 million, gross profit of $0.6 million and operating income of approximately $0.3 million.

Packard Instrument's total revenues decreased slightly during both the three-month and year-to-date periods ended September 30, 1997. The decreases are due primarily to the stronger U.S. dollar during 1997 compared to 1996, and reduced sales at the Company's Japanese subsidiary, Packard Japan KK ("PJKK"). The lower sales volume at PJKK is a direct result of the Japanese government's efforts during 1996 to stimulate the Japanese economy through increased spending in areas including the Company's products and services. During 1997, the Japanese government's spending level in these areas has decreased dramatically. The above decreases were partially offset by increases in sales of new products including the Homogeneous Time-Resolved Flourescence
(HTRF) (TM) instrument, Kryptor (TM), liquid handling equipment and imagers as well as increased chemical and supply sales.

Canberra Nuclear's increased sales, both third quarter and year-to-date 1997, are due primarily to the acquisition of Aquila in September 1997 and sales volume growth in the nuclear products and detector businesses. These increases were negatively affected by the unfavorable exchange impact of the strengthening U.S. dollar in 1997 as compared to 1996 as well as pressure within some of the European countries in which the Company operates to purchase products manufactured within such countries rather than from overseas.

The Company's gross profit increase during the three months ended September 30, 1997, as compared to the corresponding 1996 period, is due primarily to the acquisition of Aquila as well as growth within the Canberra Nuclear business. Gross profit for the year-to-date period ending September 30, 1997 was down in comparison with the prior year period due to the lower sales volume at PJKK as well as unfavorable currency exchange fluctuations.

Research and development spending increased during both of the 1997 periods presented, as compared to 1996, reflecting increased investment on the part of Packard Instrument in the areas of product enhancement and new product development.

Selling, general and administrative expenses were flat during the nine month periods ending September 30, 1997 and 1996. The increase in selling, general and administrative expenses during the third quarter of 1997 is due primarily to inclusion of Aquila as well as increases in professional and legal services. As a percentage of total revenues such costs remained relatively consistent with 1996, on both a quarterly and year-to-date basis.

During the first quarter of 1997, the Company recorded an $18.0 million charge associated with the Recapitalization. Such charge was increased $0.4 million during the third quarter of 1997 to reflect revisions in the Company's original estimate of costs associated with the Recapitalization.

The consolidated operating profit (loss) of $3.3 million and $(1.0) million for the three and nine months ended September 30, 1997 compares with $4.5 million and $21.7 million during the corresponding 1996 periods. In addition to the Recapitalization charge, 1997 operating profit (loss) for the periods presented reflects the negative impact of the lower Japanese operating results, increased research and development spending and the stronger U.S. dollar as compared to 1996.

The increase in interest expense and decrease in interest income during the 1997 periods are a direct result of the funds used for the Recapitalization (refer to the Registration Statement) and associated increase in indebtedness.

For the nine months ended September 30, 1997, the consolidated effective tax rate was a benefit of 20.5% compared to a 31.4% provision during the same period in 1996. The reduced rate was primarily a result of the tax benefit provided on a portion of the Recapitalization charges being realized at a lower effective rate than the rate on income generated in higher tax rate countries, particularly Japan.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient cash flow from operations to meet its working capital requirements as well as to fund capital expenditures, debt service and equity transactions such as dividend payments and stock repurchases. In connection with the Recapitalization, the Company increased its long-term indebtedness by $190.0 million and, as a result, debt service requirements have increased significantly as compared to historical levels.
The Company has, as of November 12, 1997, $68.0 million of funds available under a revolving credit facility secured as part of the Recapitalization. Monies available under this credit facility are subject to certain restrictions and provisions contained therein. Refer to the Registration Statement for a detailed description of the Recapitalization including the related indebtedness and repayment terms and conditions. Prior to the time at which significant levels of principal on the term loan and subordinated notes becomes due in fiscal 2002, the Company will evaluate and identify the most advantageous options available to service such debt. Options may include refinancing such principal under potentially new terms and conditions or repaying such debt through funds obtained through other sources or means. However, there can be no assurance that any new financing will be available or that the terms thereof will be favorable to the Company.

The Company expects to generate adequate cash from operations to meet most of its working capital needs as well as to provide for necessary debt service
requirements during the next several years.   The Company can and will borrow
monies from the revolving credit facility in order to meet temporary or seasonal shortfalls which may arise in the level of cash generated from operations and to fund the Contingent Payments. The Company expects that, should the generation of excess available operating cash flow be insufficient, it will also utilize the revolving credit facility to fund a significant portion of its strategic acquisition program and new product development initiatives, as well as a portion of capital expenditures for machinery, equipment and facility expansions.

Operating activities utilized $6.2 million of cash during the nine months ended September 30, 1997 compared to $23.2 million of cash generated from operations in the comparable 1996 period. The reduced operating cash flow is primarily a result of the cash portion of the Recapitalization charge ($8.5 million) recognized in the first quarter of 1997, the additional interest incurred on the Recapitalization indebtedness and the lower operating results during the nine months ended September 30, 1997 as compared to the prior year period. The Company has utilized a significant amount of cash (approximately $21.7 million during 1996 and 1997) to fund Recapitalization related fees and other related expenses.

In May 1997, PJKK entered into an agreement to acquire the 40% interest held by its minority stockholder for approximately $7.5 million. (Refer to Note 5 to the condensed consolidated financial statements included herein). To date, the acquisition has been funded through a combination of cash on hand and notes payable issued to the minority stockholder. The Company expects that PJKK will be able to fund the remainder of acquisition through a similar combination of sources.

In September 1997, the Company acquired Aquila. The Company financed the initial purchase price of approximately $6.7 million, including costs incurred in connection with the acquisition, through a $7.0 million borrowing on the revolving credit facility discussed above. The Company will make additional contingent payments based upon post-acquisition operating performance through calendar year 2000. (Refer to Note 8 to the condensed consolidated financial statements included herein).

As of September 30, 1997 and 1996, the Company's order backlog was approximately $38.9 million and $32.2 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.












                           PART II.  OTHER INFORMATION

                            PACKARD BIOSCIENCE COMPANY


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

      EXHIBIT NO.           DESCRIPTION

          27 Financial data schedule pursuant to Article 5 of Regulation S-X

      (b) Reports on Form 8-K

          Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on November 12, 1997.

                                            PACKARD BIOSCIENCE COMPANY


                              By:   /s/ Emery G. Olcott
                                    -------------------------------------------

                                        Emery G. Olcott
                                        Chairman of the Board, Chief
                                        Executive Officer and President


                              By:   /s/ Ben D. Kaplan
                                    -------------------------------------------

                                        Ben D. Kaplan
                                        Vice President and Chief
                                        Financial Officer

EXHIBIT INDEX

Exhibit No.                   Description                   Page

    27                  Financial Data Schedule