Form 10-K
period 1997-12-12
PACKARD BIOSCIENCE CO
filed 1998-03-27
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class            Name of Each Exchange on Which Registered
            NONE

Securities registered pursuant to Section 12(g) of the Act:
            NONE
      (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  (X)   No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.   (X).

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998: $125,851,829.

As of March 20, 1998, there were 9,015,174 shares of the registrant's common stock outstanding.

Documents incorporated by reference in this report:  None.

                                    PART I

ITEM 1:  BUSINESS

GENERAL

      Packard BioScience Company and subsidiaries (the "Company") is a leading developer, manufacturer and marketer of analytical instruments and related products and services for use in the drug discovery and molecular biology segments of the life sciences industry and in the nuclear instrumentation industry. Through Packard Instrument Company, Inc., a wholly-owned subsidiary, and several other wholly-owned subsidiaries (collectively, "Packard"), the Company supplies bioanalytical instruments, and related biochemical supplies and services, to the drug discovery, genomics and molecular biology markets, and through certain divisions and wholly-owned subsidiaries comprising Canberra Industries (collectively, "Canberra"), the Company manufactures analytical instruments and systems used to detect, identify, quantify and safeguard radioactive materials for the nuclear industry and related markets. The Company believes that it is the worldwide market leader in many of its primary product markets, with well-recognized brand names and a reputation for high-quality, reliable instruments.

      The Company was founded in 1965 by Emery G. Olcott, its current President and Chief Executive Officer. The Company began as a manufacturer of nuclear instrument modules ("NIMs"), which are electronic devices used to detect and to measure radioactive materials and the energy they emit. Throughout the 1970s and into the early 1980s, the Company maintained a leadership position in the nuclear spectroscopy market and continued to grow. Expertise in measuring radiation exposure of humans (health physics) was increased through the acquisition of Radiation Management Corporation in early 1983. Major subsequent acquisitions by Canberra included Nuclear Data, Inc. in 1989, which specialized in computer-based spectroscopy systems and health physics software, Jomar Systems, Inc. in 1990, which specialized in neutron counting devices, and Aquila Technologies Group, Inc. ("Aquila") in 1997, a manufacturer and distributor of instrumentation used in the business of nuclear safeguarding.

      In 1986, the Company purchased Packard from a subsidiary of United Technologies Corporation. Packard was founded in 1949 by Lyle E. Packard. The original product manufactured by Packard was a geiger counter particularly suited to laboratory measurements of low energy radioactivity. In 1954, Packard introduced the first commercial liquid scintillation counter, called the Tri-Carb<reg-trade-mark> Spectrometer. With a rapid succession of technological innovations, Packard established leadership in the emerging scintillation spectrometry industry. In 1967, Packard was acquired by the American Bosch Arma Corporation, which later became part of the Automotive Division of United Technologies Corporation. During the 1960s and 1970s, Packard increased its international presence, establishing several sales and service companies in Europe and Australia. In 1980, Packard developed a manufacturing presence for biochemicals and supplies in Groningen, The Netherlands. The Company's acquisition of Packard capitalized on its knowledge of nuclear physics, but at the same time diversified its product portfolio by addressing entirely new markets. In 1988, the Company acquired Radiomatic Instruments and Chemical Co., a manufacturer of flow scintillation analyzers, which complemented Packard's product line.

      The Company currently has three domestic and twelve foreign active subsidiaries, all of which are wholly-owned. Packard Instrument Company, Inc., located in Downers Grove, Illinois, is the sole manufacturing facility of Packard's products other than biochemical products, which are produced in the Netherlands by Packard Instrument B.V. Canberra's instruments, certain radiation detectors, applied systems and safeguards are manufactured by certain divisions of the Company located at its headquarters in Meriden, Connecticut, and at Aquila which is located in Albuquerque, New Mexico; certain radiation detectors are manufactured in Belgium by Canberra Semiconductor N.V. The Company's other subsidiaries are sales and/or service organizations.

      The principal executive offices of the Company are located at 800 Research Parkway, Meriden, Connecticut 06450. Its telephone number is (203) 238-2351.

      In  March,  1997,  the  Company  completed  a  transaction  to  effect  a recapitalization of the Company (the "Recapitalization"). Refer to the consolidated financial statements included in Part II of this Form 10-K for a detailed description of the Recapitalization transaction.

      On May 8, 1997, a Packard subsidiary, Packard Japan KK ("PJKK"), entered into an agreement to acquire the 40% interest held by its minority stockholder. The agreement obligated PJKK to acquire approximately 60% of the minority interest in 1997 and the remainder in future years as PJKK generates sufficient earnings to allow for the redemption in accordance with Japanese laws and regulations. During the year ended December 31, 1997, PJKK generated approximately $13.1 million in net sales.

      In August, 1997, the Company acquired a 19.8% equity interest in BioSignal Inc. ("BioSignal"). The Company has an option to increase such ownership subject to certain terms and conditions. In addition, the Company and BioSignal announced a research and development agreement to significantly extend their collaboration in the development of reagents and services used by customers conducting high throughput screening in the drug discovery and biotechnology industries. BioSignal, located in Montreal, Quebec, is a leader in the development and commercialization of cloned genes for cell membrane receptors and cell signaling proteins.

      On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila. Aquila is a leading manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials, and an OEM manufacturer of process control equipment. The integration of Aquila into Canberra greatly enhances Canberra's ability to meet the total needs of the safeguards community and market. For the twelve months ended December 31, 1997, Aquila's net sales, from operations acquired by the Company, were approximately $13.3 million.

PACKARD

      Packard  is  a  worldwide  leader  in the manufacturing and marketing  of bioanalytical instruments for use in the life science research industry. Packard's instruments and biochemicals are used principally in laboratory research related to immunology, genetics, virology, biochemistry, toxicology and metabolism studies, primarily as part of the drug discovery research process. Over the past five years, pharmaceutical and biotechnology companies have attempted to advance the drug discovery process through genomic research and accelerated drug screening and have invested considerable resources in this process, resulting in increased demand for Packard's newer products. Packard's primary products include bioanalytical spectrometers, microplate readers, imaging systems, robotic liquid handling systems and biochemicals and related supplies. Packard's strong, long-term relationships with its customers have been a key component of its development of new products which respond to these industry trends. In addition, the Company believes that the quality and reliability of its products have generated a large installed base of instruments which allows Packard to generate a recurring stream of revenue from service and from sales of biochemicals and other consumables. Packard distributes and services its instruments and other products through an extensive international sales and service organization to many of the leading pharmaceutical, biotechnology and agrochemical companies as well as to prominent academic, federal and hospital laboratories.

      Life science is the study of the characteristics, behavior and structure of living organisms and their component systems. Life science researchers utilize a variety of instruments and related biochemicals and supplies in drug discovery, the study of life processes, biotechnology and environmental testing. Two major branches of life science are cellular biology and molecular biology. Cellular biology is the study of live, intact cells. Molecular biology is the study of cell components including DNA, RNA and proteins. The Company estimates that in 1997 annual sales to the global life sciences industry for instrumentation, related service and biochemicals totaled in excess of $2.5 billion. The segments of this industry on which the Company focuses are bioanalytical spectrometers, microplate readers, imaging systems, robotic liquid handling systems, and radioisotopic and non-radioisotopic biochemicals and supplies, for which the Company estimates 1997 annual sales total in excess of $400 million.

      The bioanalytical instrument market includes primarily bioanalytical spectrometers, microplate readers, imaging systems and robotic liquid handling systems. Bioanalytical spectrometers are used to measure biologically active molecules, cells and sub-cellular components, the composition and function of body tissues and organs, the dynamics of living systems, and the mechanics of disease. They are used by researchers in pharmaceutical companies, biotechnology companies, and academic institutions as well as customers in hospitals, environmental testing laboratories and clinical testing laboratories. Bioanalytical spectrometer samples are contained in vials, test tubes and special transparent tubing.

      A major application of Packard's bioanalytical instruments is for use in the drug discovery process. The pharmaceutical industry has traditionally gained most of its drug leads by evaluating natural and synthetic compounds from their chemical libraries for molecules with possible therapeutic benefit. However, new tools for drug discovery allowing for more rapid, thorough and efficient identification of drug leads have evolved over the past five years. In addition, two major technological innovations have substantially increased the number of possible drug leads, and new avenues for disease treatment are now available. First, molecular and cellular biology and the study of the human genome have facilitated the identification of complex disease mechanisms and identified genetic targets as potential and known causes of diseases. Second, combinatorial chemistry, the production of hundreds of thousands of compounds from functionally diverse chemicals, has enabled chemists to synthesize huge numbers of new substances which can then be tested for disease-fighting capability. As a result of these innovations, the challenge for all pharmaceutical companies is how to screen this large number of candidate drug compounds against a proliferating number of disease targets. Pharmaceutical groups require the capability to screen millions of potential drug leads against many new disease targets in shorter time periods and have turned to instrumentation for "high throughput screening."

      Makers of bioanalytical instruments, like Packard, have addressed this need and helped to make the new approach to drug discovery possible by combining the detection capabilities of its bioanalytical instruments with advances in "high throughput screening." "High throughput screening" is a general term that refers to the automated systems and new instruments currently being used in drug research. Using high throughput screening, research groups have been able to screen tens and even hundreds of thousands of compounds a week, well beyond previous limits. The result has been an increase in both the speed with which tests can be conducted and the volume of information available on the binding characteristics of a given drug molecule or biological target.

      The bioanalytical instrument market includes products that provide researchers with the ability to detect the activity of biological samples by measuring minute amounts of light. Today, there exist three different labeling methods: isotopic, fluorescent and chemiluminescent labeling. Fluorescent and chemiluminescent labels are considered nonisotopic methods. Isotopic methods allow a researcher to recognize the activity of a particular molecule or compound by labeling it with a radioactive molecule. Rather than utilize radioactivity, fluorescent or chemiluminescent labeling distinguishes a specific molecule or compound to be analyzed by attaching an organic light-emitting molecule.

      Microplate readers are used primarily by researchers at drug companies and biotechnology companies when studying cellular and molecular biology. Microplates are used in drug discovery and development for screening potential drug candidates and by scientists conducting evaluation assays. Microplate readers quantify the results of tests performed in the depressions, or "wells," of small plastic trays. Microplate readers miniaturize the tests and, therefore, reduce the amount of samples, labels and time needed to perform such tests. Because of their advanced technology and differentiating characteristics, both bioanalytical spectrometers and microplate readers are sold at higher margins than more standard instruments.

      Imaging systems are also used in the study of molecular and cellular biology, primarily by researchers in drug companies and biotechnology companies. Imaging system samples are analyzed in flat (two-dimensional) formats. Robotic liquid handling systems are used in laboratories to transfer liquids from one piece of labware or apparatus to another, add or mix reagents, perform dilutions, perform washing steps, or otherwise manipulate liquid samples for analytical procedures. These instruments have become important as laboratory research tools because microplate readers have reduced the size and increased the number of samples. Robotics are necessary to complete precise measurements and handle a large number of minute samples. Packard sells robotic liquid handlers that are used to prepare samples in microplate readers and bioanalytical spectrometers.

      There is a trend in the life science research market moving away from radioisotopic processes and instruments towards the use of nonisotopic instrumentation. Because isotopic labeling has been the most widely-used ultrasensitive biological test, it is the benchmark against which the reliability and sensitivity of various new nonisotopic methods are measured. Radioisotopic labeling is the most specific, easy to use and cost effective method of testing compounds. Additionally, the Company believes that scientists who currently use radioisotopes tend to be reluctant to switch methodology because of the potential sources for experimental error involved in altering their testing methods. Because radioisotopes are chemically identical to stable elements, they can be used as effective labels without modifying reaction chemistry. However, the Company believes that the trend towards gradual substitutions of many of the isotopic methods is likely to continue. Because of their radioactivity, isotopic labels are environmentally unfriendly and difficult and potentially dangerous to handle. Their by-products bring about waste disposal problems that are becoming increasingly more expensive. Packard's research and development and new product introductions focus on the nonisotopic market.

CANBERRA

      Canberra is the worldwide market leader in the manufacture and marketing of precision instruments which use advanced analytical techniques to detect, quantify and identify radioisotopes. Canberra offers its customers a full array of nuclear instruments and related services including: (i) a broad product line of basic hardware and software for detection, signal processing, data acquisition and display, and basic analysis of all types of radiation;
(ii) "applied systems," which are integrated systems of software and hardware that address a specific application and serve as turn-key operations; and
(iii) product and applications training and customer service and support. This comprehensive product and service offering has enabled Canberra to amass what it believes to be the largest base of installed equipment in the nuclear instrument industry, which generates a recurring stream of service revenues. Canberra's customers include government institutions, utilities, research laboratories, commercial analytical laboratories and international, national and local regulatory agencies. In support of its worldwide customer base, Canberra has developed an extensive sales and service organization, with locations near most major nuclear sites in the world.

      The Company estimates that worldwide sales in 1997 of instruments and services to the segments of the industry it serves were approximately $200 million, of which approximately $120 million were generated by commercial suppliers such as Canberra. The remaining sales were generated by captive systems integrators (E.G., U.S. Department of Energy ("DOE") facilities such as Los Alamos), which build their own equipment. The Company estimates that Canberra has a more than 50% market share of the $120 million worldwide commercial nuclear instrument market. Due to privatization of the DOE facilities and to deregulation of the U.S. electric utility industry, the Company believes the captive portion of this market is gradually beginning to open to commercial companies like Canberra.

      The traditional end markets for Canberra's products are the radiochemistry, nuclear research and worker health and safety markets. Radiochemistry is a basic analytical tool for the investigation of the chemical composition of substances by analyzing their radioactive isotopic constituents. As the use of radiochemical techniques has grown in recent years, the need has grown for highly automated instruments, like those manufactured by Canberra, that can analyze a larger number of samples more efficiently. The nuclear research market has historically focused on basic research in nuclear physics. In areas such as the pacific rim and South America, funding for such research has increased, while in many industrialized countries, the focus has shifted from basic research to applied topics such as environmental restoration. The worker health and safety market requires instruments that measure the intake of radioactive substances by workers who are exposed to nuclear materials.

      In addition to these traditional end markets, the Company believes that demand for its instruments may develop in the future in several emerging markets. Given concerns about contamination of the environment (both radioactive and non-radioactive), there is a need for measuring instruments both to monitor radioactive and hazardous sites and to verify the success of remediation and containment projects. The market for instruments used to characterize nuclear waste has developed as decisions are made regarding the permanent disposal of nuclear waste which is, for the most part, currently stored on-site by waste generators. The use of nuclear instruments to help safeguard the Cold War's legacy of weapons grade nuclear material has emerged as a market for Canberra's instruments. Finally, in addition to safeguarding nuclear materials, the decontamination and decommissioning of nuclear weapons and other nuclear sites also represents a market opportunity for makers of nuclear instruments.

      The United States market is the most mature nuclear instrument market, especially in the areas of research and radiochemistry. The Company believes that existing nuclear facilities in the United States represent opportunities in the areas of waste characterization and decontamination and decommissioning. Worker health and safety is becoming an increasingly important market in the United States with the advent of more stringent regulatory requirements at DOE facilities. Additionally, the Company believes that the move to privatization of DOE facilities is creating opportunities for new transaction-based services.

      Western Europe, like the United States, is a mature market. However, the Company believes that it differs from the United States due to its high degree of commercial fuel reprocessing which creates additional safeguards and other measurement opportunities. Central Europe and the former Soviet Union face the same legacy of contaminated facilities as does the United States, but on an even larger scale.

      In other parts of the world, the Company believes that Asia is the primary growth opportunity for commercial applications of nuclear power. This growth potential is primarily due to Japan's aggressive pursuit of energy self-sufficiency, as well as Korea, Taiwan, India and China becoming more active nuclear markets. China and India, however, are subject to certain United States export controls which may limit Canberra's ability to sell goods and services into those markets. In addition, South America is increasing its use of nuclear energy resulting in increased opportunities to supply safeguards, radiochemistry and waste characterization systems.

PRODUCTS AND SERVICES

PACKARD

      Packard provides the following products and services:

      BIOANALYTICAL SPECTROMETERS. Bioanalytical spectrometers, used broadly throughout life sciences research, use sensitive light measuring methods for detecting radioisotopic labeled compounds. Packard is a leading manufacturer and marketer of bioanalytical spectrometry instruments, including its Liquid Scintillation Counter ("LSC"), Gamma Counter and Flow Scintillation Analyzer ("FSA") instruments. LSC and FSA spectrometers measure the emission of beta particles from labeled samples by detecting the light these particles emit in a liquid scintillation cocktail. Gamma Counters measure light given off when gamma rays from labeled samples strike a sodium iodide crystal detector. Packard's bioanalytical spectrometers typically range in price from approximately $18,000 to $100,000 per instrument.

      MICROPLATE READERS. Packard's microplate readers provide high-throughput microplate scintillation counting used to screen compounds in drug discovery, molecular and cellular biology, immunology and biomedical research. Packard's current products perform detection using both radioisotopic and chemiluminescence methods. Additionally, Packard introduced in 1997 microplate readers using the fluorescence method for detection, including its proprietary Homogeneous Time-Resolved Fluorescence ("HTRF<trademark>") instrument, the Discovery<trademark>. HTRF<trademark> is a homogeneous non-isotopic detection technique licensed from CIS bio international and marketed by Packard for high throughput screening applications. Through the introduction of the Matrix 9600 and TopCount instruments in the early 1990s, Packard rapidly penetrated the microplate reader market, becoming the largest supplier of these types of instruments. Packard's microplate readers typically range in price from approximately $12,000 to $180,000 per instrument.

      IMAGING SYSTEMS. Packard's current imaging systems provide imaging of isotopically-labeled samples, including gels, blots and high-density microplates for use in drug development and molecular and cellular biology, including areas such as genomics, neuroscience, immunology and biochemistry. Packard entered the imaging market with the introduction of its InstantImager in 1993. The Company believes that this product provides significant benefits to users in terms of real-time, fast sample turnaround and enhanced quantitation capabilities. Packard has broadened its product line through the addition of the Cyclone, a low-cost storage phosphor imager in 1996 and intends to introduce additional nonisotopic imagers over the next several years. Packard's imaging systems typically range in price from approximately $18,000 to $200,000 per instrument. In 1997, the Company entered into an agreement with Aurora Biosciences whereby the Company would develop a high-performance imager for fluorescent clarity. Deliveries are expected to begin in mid-1998.

      ROBOTIC LIQUID HANDLING SYSTEMS. Packard's robotic liquid handling systems are used to prepare small volume samples to be dispensed into the wells of microplates, which are then screened by microplate readers. Packard believes that it has a strong position in the drug discovery market, the current primary market for the Company's robotic liquid handling systems, where its MultiPROBE robotic liquid handler is often sold in conjunction with the TopCount microplate reader. Packard has developed the next generation instrument for this market, the MultiPROBE II. Another new product, the Biochip Processor<trademark> with ultrasmall volume liquid handling capability and high precision mechanics to prepare samples in higher density microplates, is scheduled to be introduced by mid-1998. Packard's robotic liquid handling systems typically range in price from approximately $26,000 to $105,000 per system. In 1997, the Company entered into an agreement with Aurora Biosciences whereby the Company would develop a multi-tip dispensing head for ultra low volume applications. Deliveries are expected to begin in mid-1998.

      OTHER INSTRUMENTS. Packard manufactures other instruments for certain original equipment manufacturers, which principally include hydrogen generators and the new KRYPTOR fluorescence immunoassay instrument, developed in conjunction with CIS bio international for the oncology segment of the clinical diagnostic market.

      BIOCHEMICALS AND SUPPLIES. Packard believes that it is the leading biochemicals manufacturer for scintillation cocktails and supplies (e.g., vials and microplates), with an estimated 45% share of the radioisotopic market segment, which Packard estimates to be approximately $50 million annually. Biochemicals and supplies sold by Packard are laboratory consumables used in the operation of life science analytical instruments. Biochemicals principally include light-emitting scintillation cocktails used in conjunction with Packard's bioanalytical spectrometers. Scintillation cocktails are solutions of biochemicals and radioactively labeled compounds used in a particular bioanalytical spectrometer called a liquid scintillation counter. In early 1995, Packard introduced luminescence reagents for its TopCount product and, in 1996, introduced HTRF<trademark> reagents licensed from CIS bio international.

      SERVICE AND SUPPORT. Packard provides purchasers of its instruments with service and support primarily on a fixed fee, annual contract basis. Packard's service and support include field service, customer support, applications assistance and extensive training through an organization of approximately 160 factory-trained and educated service and application support personnel around the world. Its installed product base provides it with stable, recurring aftermarket service and support revenue as well as product upgrade and replacement opportunities.

CANBERRA

      Canberra is the world's largest manufacturer and distributor of analytical instruments used to detect, identify and quantify radioactive materials. Whereas there are many manufacturers of gross counting instruments that measure radiation without regard to the source or type of emitter, the Company believes that it is a leader among those companies that manufacture instruments which can both quantify and identify the radioisotopes under investigation through spectroscopic analysis. In addition to its products, Canberra provides a variety of services to its customers, including aftermarket product support and on-site analysis.

      INSTRUMENTS AND DETECTORS. Canberra's instruments are stand-alone electronic measurement components. These products are not used independently but are the building blocks for assembling radiation measurement applications, which are utilized for a variety of purposes. Canberra has three key instrument product lines: NIMs, radiation detectors, and data acquisition systems ("DAS"). NIMs are used to amplify, filter, shape, time and in other ways process the signals generated by radiation detectors. DAS are used to sort digitized data from the NIMs into frequency distributions according to incoming pulse heights.

      APPLIED SYSTEMS. Applied systems are integrated turn-key radiation measurement systems that have all the required hardware and software necessary to meet specific application needs. This category of products has recently been the fastest growing segment of Canberra's business. Canberra manufactures both standard systems and customized systems used for more specific applications. Canberra's standard systems are used for worker health and safety systems, radioactive waste analysis, environmental monitoring and safeguards applications. The worker health and safety systems include whole body counters, in vitro analysis systems and database information systems, and provide accurate measurement of internal radiation dosage, maintain long-term records of exposure and control access to radiation areas, a key component in worker health and safety. Canberra provides such systems as permanent installations, mobile facilities and temporary rental units, and all are available as complete turn-key systems.

      The Company believes that the application of safeguards, the means of accounting for fissile materials and preventing diversion, is expanding due to:
(i) the growth of reprocessing facilities and associated mixed oxide (MOX) fuel facilities, (ii) the submission of former weapons facilities to international inspection, (iii) the large volume of weapons materials being extracted from decommissioned weapons, and (iv) the disposition of those materials in new facilities. Through the 1997 acquisition of Aquila, Canberra was able to expand the breadth of its products and services offered to the safeguards markets. Aquila is an industry leader in the production of digital surveillance systems and review stations, and electronic seals and tags for the worldwide nuclear safeguards community. Digital surveillance cameras, Gemini Automatic Review Stations and IN SITU verifiable seals are some of Aquila's more prominent products.

      The Company believes that Canberra has been a commercial leader in radioactive waste analysis systems for nearly 20 years. The new waste assay systems that the Company has developed and is continuing to develop address the needs of temporary and permanent off-site repositories that are currently being planned and established for radioactive waste. Canberra's full array of transportable radioanalysis systems, which range from portable systems to mobile trailers, address the requirements for environmental restoration and monitoring. With the introduction of its new in suta object counting system ("ISBCS"), Canberra believes it is positioned to capture new business.

      AFTERMARKET SERVICE AND SUPPORT. Canberra's instrumentation and applied system product segments generate continuing service demand in the form of maintenance, product enhancement, general repair and training. Canberra believes that it has developed a reputation in the industry for high quality customer service, provided by approximately 90 factory-trained and educated service personnel worldwide. Its installed product base provides it with stable, recurring aftermarket service and support revenue as well as product upgrade and replacement opportunities.

      TRANSACTION-BASED SERVICES. Canberra has started conducting the analysis and other transaction-based services required by its customers. These services were developed in response to the DOE's privatization initiatives. An example of Canberra's full service approach is its ability to assume total performance responsibility for nuclear waste characterization in connection with environmental restoration projects. Canberra can provide all necessary equipment, mobile systems and personnel to characterize and sort waste into treatment and disposal streams. Canberra's environmental restoration specialists review data and work with team members to maximize operational efficiencies. Canberra provides characterization of containerized waste based on fixed-unit pricing.

      A permanent waste repository is scheduled to open in May 1998 in Carlsbad, New Mexico, to be called the Waste Isolation Pilot Plant (the
"WIPP"). The WIPP will provide permanent underground storage for DOE transuranic waste ("TRU") produced since 1970. It is estimated that there are approximately 3 million barrels and 1 million boxes of TRU stored at sites around the country. In order to move this waste to the WIPP, it must be characterized. Such characterization, which Canberra performs, is estimated to cost between $2,000 to $10,000 per barrel and as much as $100,000 per box. Once the WIPP is opened, it is expected that shipments to it will continue for at least ten years.

RESEARCH AND DEVELOPMENT

      The Company's research and development ("R&D") efforts are focused on supporting its business development efforts, and each project is scrutinized for feasibility, return on investment and time to market. The Company has a program of both internal and external R&D projects in support of its overall growth initiatives. The Company's R&D expenditures during 1995, 1996 and 1997 were $14.4 million, $17.9 million and $23.5 million, respectively. The Company's increased expenditures on R&D during the 1995 through 1997 period primarily reflects Packard's investment in product enhancement and new product development.

      Packard's principal R&D mission is to develop a broad portfolio of technologies, products and core competencies in what it believes are the two most attractive business segments of the life sciences industry, drug discovery and genomic research. Packard's R&D focus is on the development and rapid commercialization of technology. Rather than seek to develop fundamental technological advances through its own research, Packard emphasizes evolutionary technological improvements and the commercial application of technologies obtained through acquisitions, licenses, joint ventures or collaborations as well as its own research. Because of its strong, long-term customer relationships, Packard's customers often identify technologies of which the customer has become aware that would be suitable for development and commercialization by Packard. In addition, Packard's global research and technology collaborations complement its internal R&D resources by expanding the breadth of Packard's basic research. Packard's R&D is organized into business units to support new product development for existing product lines and a group to research and create new technology platforms. Products are developed by cross-functional teams and reviewed by a peer group to enhance institutional learning.

      The Company believes that Canberra's technical expertise and new product development efforts are among the best in the commercial nuclear instrument industry. It employs approximately 30 Ph.D. nuclear spectroscopists, Ph.D. nuclear engineers, certified health physicists, master-degreed physicists, nuclear engineers and radiochemists. The Company believes that this group of scientists and engineers enables Canberra to transform research-level systems into standardized, user-friendly products that enjoy broad market support. An important route to technology commercialization is through Cooperative Research and Development Agreements ("CRADA") with the DOE. The CRADA process is one in which a commercial company and a national laboratory share the cost of developing and commercializing innovative technologies. The Company has entered into various CRADA's requiring milestone payments and future royalty payments upon satisfaction of certain criteria as specified in such agreements. The Company has a successful history of technology transfers from DOE national laboratories.

MARKETING, SALES AND SERVICE

      Packard's organization is divided into four business units, organized to support its major product lines and identify new market opportunities, lead acquisition activities and create new technology platforms. Business unit managers in each business unit have responsibility for maintaining a leadership position with existing products. New market development managers have responsibility for cultivating new markets, identifying new technologies and creating new products in Packard's principal growth areas of drug discovery and genomic research. Packard's marketing strategy relies heavily on extensive training of direct sales and distributor organizations, consultative selling approaches, responsive on-site customer support, applications education and the use of electronic communication vehicles such as Lotus Notes, E-mail and an Internet WorldWide Website. These communication links give business unit managers, new market development managers and application scientists the ability to have interactive dialogue with customers around the world, helping to guide Packard's efforts to find new ways to deliver customer benefits and to identify product innovations.

      Packard has direct sales and service organizations in the United States, Australia, Austria, Belgium, Denmark, France, Germany, Italy, Japan, The Netherlands, Russia, Switzerland and the United Kingdom. Products are also sold through exclusive, independent distributors in Canada, Mexico, South Korea, Spain, Taiwan and over 40 other countries active in bioanalytical research. Packard's sales representatives are compensated with a combination of base salary and, to the extent sales and service goals are achieved or exceeded, incentive compensation. Through its global organization of direct sales representatives and distributors, who are supported by a network of experienced application and service support personnel, Packard has access to life sciences researchers in academic, government, hospital and industrial laboratories worldwide.

      Packard has skilled service engineers and technical specialists available worldwide providing service, maintenance and application consulting in the laboratory. With the added convenience of service agreements and routine, preventive and value-added maintenance, Packard seeks to ensure that its instrumentation is producing precise results for its customers. In addition, the close relationship between customers and service personnel provide Packard with access to new product and application ideas as well as new sales opportunities.

      Canberra's   marketing   organization   is   divided   into  two  groups:
(i) industry or market specialists, who are responsible for sales and marketing strategy in Canberra's largest industry segments (i.e. nuclear power, nuclear fuel manufacturing and weapons material production); and (ii) product or applications managers who are responsible for specific product or applications segments in all industries. The two groups work as a team in defining and promoting products and applications into each market segment. They also form a team with the sales engineers for significant sales situations. In addition, there is a business development group which is responsible for strategic marketing for Canberra and investigation into and implementation of new opportunities, both from a technical and market perspective. Canberra's marketing strategy is to position Canberra as an applications expert. In so doing, Canberra seeks to exploits its ability to offer worldwide distribution, worldwide service, multi-platform software support, as well as worldwide applications and training support.

      In the United States, Canberra's sales force consists of 13 sales engineers who cover the breadth of its product line with extensive support from field and in-house specialists. Canberra's European sales force is comprised of direct sales operations in Austria, Belgium, France, Germany and the United Kingdom, and distributors in the remainder of Europe. The sales organization for other international markets consists of direct sales operations in Russia and Australia, one minority-owned distributor covering Central Europe and the Ukraine, and approximately 40 independent exclusive distributors covering over 50 countries. Canberra compensates its sales force with a combination of base salary and, to the extent sales and service goals are achieved or exceeded, incentive compensation. Canberra provides worldwide service and support through two manufacturing locations in the United States and one in Europe, five U.S.-based field service offices, and sales and service offices in nine countries. The Company has sales and service operations near most major nuclear sites with a strong international presence and contacts in emerging markets such as South America. The Company believes that it is well recognized in the industry for high quality service, and that its extensive sales and distribution network provide it with strong relationships with almost every major user of nuclear instruments in the world.

      As of December 31, 1997, the number of Company employees in sales and marketing and service were approximately as follows:

                                       PACKARD           CANBERRA             Total
  Sales and Marketing                    171                 74                245
  Service                                168                 95                263
    Total                                339                169                508

MANUFACTURING

      The Company has created a well-disciplined, low cost manufacturing culture and believes that it is a low cost producer for instruments manufactured by both Packard and Canberra. The Company's manufacturing facilities have established a "focused cell system" in which employees are divided into distinct manufacturing cells, each of which is wholly responsible for a specific product line. Employees are also cross-trained to work on multiple cells. The Company utilizes "just-in-time" inventory management, which resulted in inventory turns of approximately four times per year in 1997. To further reduce its average production cycle time and the cost of raw materials, the Company uses outsourced standard components and sub-assemblies as well as standard, "off-the-shelf" products, such as printed circuit boards and power supplies.

      Packard manufactures all of its instruments at its Downers Grove, Illinois facility. Chemical production of scintillation and luminescence products occurs at Packard's facility in Groningen, The Netherlands. Packard's manufacturing operations are certified to ISO 9001 quality standards, and all Packard products sold in the United States, Canada and Mexico are certified by the Canadian Standards Association, which monitors safety standards throughout North America. All of Packard's instruments sold in Europe are in conformity with current European Community directives regarding safety, quality and electromagnetic compatibility and have qualified under the European Community's "CE Mark."

      Canberra manufactures most of its nuclear instruments, radiation detectors and applied systems at its Meriden, Connecticut, and Albuquerque, New Mexico facilities. Certain of Canberra's radiation detectors are also manufactured in its Olen, Belgium, facility. Canberra has established a certified and documented quality system as a means of ensuring that products and services conform to specifications, and this system has been certified to ISO 9001 standards and complies with the American National Standards Institute quality standards. The Company has also qualified a significant portion of its product line under the "CE Mark."

CUSTOMERS

      The Company's customers include pharmaceutical, biotechnology, electric utility, chemical and industrial companies as well as academic institutions, government laboratories and private foundations. Customers of Packard include Amgen Inc., Bristol-Meyers Squibb Company, Fujisawa Pharmaceutical Co. Ltd., Genentech, Inc., Gen-Probe Incorporated, Glaxo Wellcome PLC, Harvard Medical School, Hoffman LaRoche AG, Merck & Co., Inc., National Institutes of Health, Pasteur Institute, and the University of California. Customers of Canberra include DOE sites Los Alamos National Laboratory, Savannah River Site and Rocky Flats; Commonwealth Edison Company; Southern Nuclear Company; Duke Power
Company; Power Reactor and Nuclear Fuel Development Corporation; COGEMA; EURATOM and the International Atomic Energy Agency. Sales to the DOE were approximately 7% of the Company's fiscal 1997 revenues and approximately 20% of Canberra's fiscal 1997 revenues. Total DOE sales are diversified among 13 major nuclear sites in the United States, each with numerous and distinct projects, laboratories and priorities. Moreover, the nuclear mission of the DOE is divided into three diverse categories: environmental restoration and management, treaty obligations (SALT, START, and Safeguards) and new weapons production. No customer of the Company accounted for more than 10% of the Company's revenues in fiscal 1997.

COMPETITION

      Packard competes with several manufacturers in both domestic and foreign markets within the drug discovery and molecular biology segments of the life sciences instrumentation industry. Moreover, Packard encounters different competitors in each of its key product lines. Beckman Instruments, Inc., EG&G Wallac Inc. and Tecan AG compete in a number of Packard's product lines, and several companies compete in one of Packard's product lines.

      Packard competes principally on the basis of quality, product features, product performance, price and service. Competition within the markets that Packard serves is primarily driven by the need for innovative products that address the needs of customers. Packard attempts, to the extent possible, to counter competition by seeking to develop differentiated new products and provide quality products and services that meet customers' needs.

      Canberra's end markets are characterized by a small number of large competitors. Over the past decade, significant consolidation in the industry has been led by Canberra, Eurisys Mesures (a subsidiary of SGN/COGEMA) in France, and British Nuclear Fuels PLC in the United Kingdom. Within the applied systems market, the Company believes that it is the only company that has a leading position within every market category. Canberra competes principally on the basis of applications expertise and also benefits from superior quality, product reliability, performance and service. EG&G Ortec and Eurisys Mesures compete in a number of Canberra's product lines, and several companies compete in one of Canberra's product lines.

RAW MATERIALS

      The Company uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology (including patent protection) or other considerations. Canberra purchases high purity germanium crystals as part of the manufacture of high resolution radiation detectors. Germanium detectors represent a significant portion of total Canberra sales. The sources of supply of these crystals are limited to two manufacturers (Oxford Instruments Inc. and Union Miniere) from whom Canberra makes purchases. Canberra has secured under contract what it believes to be a long-term, dependable supply of these crystals from one of the two manufacturers. The term of the supply contract has no fixed termination date, but continues until terminated by either party upon four years' written notice. The supply contract also provides for termination by the other party upon (i) the manufacturer's failure to meet its supply obligations, (ii) the manufacturer's failure to honor certain warranty claims, (iii) Canberra's failure to pay invoices in a timely manner, (iv) the assignment of the contract by either party in violation of the contract and (v) the bankruptcy or liquidation of either party. In the case of clause (i) above, the supply contract may be terminated only after certain dispute resolution procedures have been exhausted. Other features of the supply contract include price increase limitations linked to the costs of crystal production and the grant to Canberra of a right of first refusal to acquire the germanium crystal vendor's production capability if the vendor proposes to sell or discontinue its crystal business. Notwithstanding the terms of this contract, there can be no assurance that the supply of germanium crystals will continue at the level and prices Canberra currently enjoys.

INTELLECTUAL PROPERTY

      The Company owns numerous United States and foreign patents, and has patent applications pending in the United States and abroad. Further, the Company licenses certain intellectual property rights to or from third parties. In addition to its patent portfolio, the Company possesses a wide array of unpatented proprietary technology and know-how. The Company also owns numerous United States and foreign trademarks and trade names and has applications for the registration of trademarks and trade names pending in the United States and abroad. The Company believes that patents and other proprietary rights are important to the development of its business, but also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

      Packard licenses technology from a number of third parties, including, among others, licenses in connection with certain of its liquid handling systems, imager products and microplate readers. The licenses are generally long-term and require Packard to pay royalties to the licensor in connection with sales of the product utilizing the licensed technology. Certain of the licenses, including the license agreement with CIS bio international for HTRF<trademark> technology in connection with Packard's Discovery<trademark> product, may be terminated by the licensor if Packard fails to meet certain volume targets. The licenses are generally exclusive licenses, but some are nonexclusive in particular geographic regions and others may be made nonexclusive if Packard fails to meet certain volume targets. Packard does not believe that it is dependent on any single license or that the loss of any single license would have a material adverse effect on the Company's results of operations.

      In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the
Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of the Company or of third parties. Such litigation could result in substantial costs to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorney's fees, trebling of damages for willfulness, etc.), require the Company to cease using the disputed intellectual property or cease the sale of a commercial product, or require the Company to license the disputed rights from third parties, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company is currently involved in two separate  litigations  with EG&G
Instruments,  Inc. ("EG&G Instruments") concerning intellectual property.   See
"ITEM 3: LEGAL PROCEEDINGS."

EMPLOYEES

      As of February 28, 1998, the Company had 1,085 employees. 71% of employees as of that date were located in the United States. The Company's workforce is non-union, and the Company believes that its relations with employees are satisfactory.

ENVIRONMENTAL MATTERS

      The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the possession, distribution, handling, generation, emission, release, discharge, export, import, treatment, storage and disposal and clean up of, certain materials, substances and wastes. To the best of the Company's knowledge, its operations are in material compliance with all applicable environmental laws and regulations as currently interpreted. The Company and local authorities in Groningen, The Netherlands, are in the process of negotiating a remediation plan involving groundwater contamination at the Duinkerkenstraat facility. See "ITEM 3: LEGAL PROCEEDINGS."

      Management cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to the Company, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the costs of producing the Company's products, or providing its services, or otherwise adversely affect the demand for its products or services. During fiscal 1997, the Company did not expense any amount relating to environmental remediation.

REGULATION

      The Company, in the ordinary course of business, handles a variety of low-level radioactive sources for purposes of quality control and calibration of its products. The Company maintains United States Nuclear Regulatory Commission ("NRC") and appropriate state licenses for all sources of radiation in its possession. In addition, the Company has a radiation safety program at each licensed site the objective of which is to assure proper handling and control of all radioactive materials. The Company believes that it is in material compliance with all of its NRC and state licenses.

      Under NRC regulations, the NRC must be advised of any proposed transfer of the ownership of a license granted by the NRC. Pursuant to these regulations, the NRC was advised of and consented to the transfer of ownership effected by the Recapitalization.

GEOGRAPHIC INFORMATION

      Financial information about the Company's foreign and domestic operations and export sales is set forth in Note 10 to the consolidated financial statements included in Part II of this Form 10-K, to which reference is hereby made.


ITEM 2:   PROPERTIES

      As of March 20, 1998, the Company owned the manufacturing facilities set forth below:

        LOCATION                                                     FUNCTION                                           SQUARE FEET
  Meriden, Connecticut                    Headquarters, training, service, customer support, engineering,                   170,000
                                          software development and manufacturing (Packard and Canberra)
  Downers Grove, Illinois                 Manufacturing, service, engineering and R&D (Packard)                             109,000
  Groningen, The Netherlands              Manufacturing (chemicals and supplies) (Packard)                                   31,000
  Olen, Belgium                           Detector manufacturing (Canberra)                                                  10,000

      In   addition,   Aquila  leases  an  administration,  manufacturing   and
warehousing facility in Albuquerque, New Mexico. The facility is approximately 22,700 square feet. The lease expires in June 2004.

      The Company owns two sales and distribution facilities occupied by its foreign subsidiaries. The others are leased.

      The Company believes that its facilities are suitable for their present and intended purposes and are adequate for the Company's current and expected level of operation.


ITEM 3:  LEGAL PROCEEDINGS

      The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business, including those relating to product liability, safety and health and employment matters. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company accrues for these items as they become known and can be reasonably estimated. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on the Company's financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation. The resolution of such claims and litigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period.

      The Company is currently involved in two separate litigations with EG&G Instruments, a subsidiary of EG&G, Inc., concerning intellectual property rights. In the first lawsuit, Packard sued EG&G Instruments on March 5, 1996, in District Court I in Munich, Germany, 21st Civil Division. Packard contends that EG&G Instruments' 1450 cross-talk free microplate infringes a Packard German patent. The EG&G Instruments product at issue competes with a Packard Viewplate product. In the second lawsuit, EG&G Instruments sued the Company on September 17, 1996, in the United States District Court for the Eastern District of Tennessee, alleging patent infringement. The lawsuit concerns an automatic pole-zero cancellation circuit which is utilized in three amplifiers presently manufactured and sold by the Company, and EG&G Instruments is seeking a judgment of infringement, a permanent injunction, damages not less than a reasonable royalty and an accounting of the Company's profits with pre-judgment interest. EG&G Instruments has also asserted that the Company's infringement is willful and therefore has requested that damages be trebled and that attorneys' fees be awarded. The Company has counterclaimed, alleging EG&G's patents are invalid. Although the Company believes that it will prevail in this litigation and intends to defend this claim vigorously, there can be no assurance as to the outcome of the lawsuit or that, if determined adversely, the outcome would not have a material adverse effect on the Company's financial condition or results of operations.

      The Company and provincial authorities in Groningen, The Netherlands, are in the process of negotiating a remediation plan involving groundwater contamination at the Company's Duinkerkenstraat facility. The Company believes that the causes of this contamination entirely predate the Company's acquisition of Packard in 1986 and has sought indemnification under the purchase agreement from United Technologies Automotive Holdings, Inc. ("UTAH"), a subsidiary of United Technologies Corporation. UTAH has assumed an active role in seeking to resolve this matter and, to date, has held Packard harmless pursuant to an indemnification procedures agreement entered into by the parties in 1989. The Groningen property is owned by Packard BioScience B.V. ("PBBV"), a subsidiary of the Company. Although the liability associated with this matter could be material, the Company believes that any liability of PBBV in this matter is covered by the indemnification provisions of the purchase agreement with UTAH. However, there can be no assurance that UTAH will continue to indemnify the Company for all liability, and that the Company will not incur any material costs, related to contamination at the Duinkerkenstraat facility in Groningen.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ending December 31, 1997.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock has not been registered under The Securities Act of 1933 and is not publicly traded. As a result, there are no established public trading markets for such securities. The fair values noted in the table below are based upon annual independent appraisals, with the exception of the first three quarters of 1997 which are based upon the arm's-length value assigned to the Company's common stock in connection with the Recapitalization.

      The fair market value of the Company's common stock, based upon yearly independent appraisals, as of the end of each quarter of 1997 and 1996, is indicated below (all amounts reflect the Company's one-for-one stock dividend declared in May 1997, described in Note 5 to the consolidated financial statements contained herein):

                                         1997                 1996
     1st Quarter                        $11.125               $8.00
     2nd Quarter                        $11.125               $8.00
     3rd Quarter                        $11.125               $8.00
     4th Quarter                        $13.96                $8.00

      During 1996, the Company paid a $0.40 per share dividend ($0.20 per share, reflecting a one-for-one stock dividend declared in May 1997). No dividend was paid during 1997. In connection with the Recapitalization effected in March 1997, the Company is prohibited from paying any future dividends (refer to Note 4 to the consolidated financial statements included in Part II of this Form 10-K).

      As of March 20, 1998, there were 174 record holders of the Company's common stock.


ITEM 6:  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial data with respect to the Company for the periods ended and as of the dates indicated. The selected historical consolidated financial data for the years ended December 31, 1997, 1996 and 1995 are derived from the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. This information should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected historical consolidated financial data for the years ended December 31, 1994 and 1993, are derived from audited consolidated financial statements of the Company that are not included in this Form 10-K.

                                                                 FISCAL YEARS ENDED DECEMBER 31,
                                                        (Dollars in thousands, except per share amounts)

                                          1993              1994              1995             1996             1997
  Operating Statement Data:
  Total revenues                        $156,735          $165,384          $169,114         $184,018         $184,113
  Cost of revenues                        81,228            85,299            82,635           85,757           87,616
  Gross profit                            75,507            80,085            86,479           98,261           96,497
  Research and development
    expenses                              13,494            13,726            14,414           17,852           23,480
  Selling, general and
    administrative expenses               45,066            45,062            47,322           48,830           49,855
  Other charges (1)                           --             3,450                --              837           18,429
  Income from operations                  16,947            17,847            24,743           30,742            4,733
  Interest expense                         (175)             (558)             (616)            (122)         (18,119)
  Other income (expense), net              (630)             2,940             1,153            1,149              790
  Flood (costs) savings (2)              (1,897)               551                --               --               --
  Income (loss) before
    provision  for income taxes
    and minority interest                 14,245            20,780            25,280           31,769         (12,596)
  Provision for income taxes               2,488             8,470             9,875           11,187            5,941
  Minority interest in income
    of subsidiary                            909               768               800            1,346              218
  Net income (loss)                     $ 10,848          $ 11,542          $ 14,605         $ 19,236        ($18,755)
  Weighted average, diluted,
    shares outstanding (3)            27,852,508        26,646,136        25,882,444       25,139,484       12,463,671
  Diluted earnings (loss) per
    share (3)                              $0.39             $0.43             $0.56            $0.77          ($1.50)

BALANCE SHEET DATA:
  Working capital                       $ 46,191          $ 44,776          $ 51,341         $ 59,216        $  32,265
  Total assets                           112,384           115,212           120,602          137,925          140,651
  Long-term debt (net of
    current portion)                       2,547             2,399             1,753            2,037          192,193
  Stockholders' equity (deficit)          65,581            65,867            72,429           80,593        (112,014)


(1) Amount in 1994 relates to a restructuring charge incurred in connection with the Company's shutdown of its Itasca, Illinois, facility and the relocation of most of its operations to Meriden, Connecticut. Most of these costs incurred related to employee terminations and a lease buy-out. Amounts in 1996 and 1997 relate to expenses incurred in connection with the Recapitalization (refer to Note 11 to the consolidated financial statements included herein).

(2) In 1993, additional costs were incurred by the Company for temporary facilities and a provision was made for the termination of the remaining lease obligation of the old headquarters, which was flooded in 1992. During 1994, the recorded obligation to the previous landlord was settled for an amount less than that accrued as of December 31, 1993.

(3) The weighted average shares outstanding and earnings (loss) per share amounts have been computed based on the average shares outstanding during each of the periods presented, including the impact of outstanding options determined under the treasury stock method, with the exception of 1997. The 1997 weighted average shares outstanding and loss per share amounts exclude the impact of outstanding options as their effect is anti-dilutive.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

      This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking" statements. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) loss of market share through competition, (2) dependence on customers' capital spending policies and government funding, (3) limited source supply of key raw materials, (4) reliance on, and ability to protect, key patents and intellectual property, (5) complexity and technological feasibility of research and development and new product introductions, (6) decline in utilization of products and technology,
(7) stability of economies overseas and fluctuating foreign currencies, (8) changes in environmental laws and regulations, (9) loss of key employees, and
(10) other factors which might be described from time to time in the Company's filing with the Securities and Exchange Commission. As a result, there can be no assurances that the forward-looking statements will be achieved.

GENERAL

      The Company is a leading developer, manufacturer and marketer of analytical instruments and related products and services for use in the drug discovery and molecular biology segments of the life sciences industry and in nuclear research, safeguarding and environmental remediation. Through Packard, the Company supplies bioanalytical instruments and related biochemical supplies and services to the drug discovery and molecular biology markets, and through Canberra, the Company manufactures and sells analytical instruments used to detect, identify and quantify radioactive materials for the nuclear industry and related markets.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

                                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                      1995                   1996                   1997
Total revenues:
   Packard                                          $107,156               $122,676               $120,286
   Canberra                                           61,958                 61,342                 63,827
                                                     169,114                184,018                184,113
Gross profit:
   Packard                                            56,519                 68,158                 65,918
   Canberra                                           29,960                 30,103                 30,579
                                                      86,479                 98,261                 96,497
Operating expenses:
   Research and development                           14,414                 17,852                 23,480
   Selling, general and administrative                47,322                 48,830                 49,855
   Recapitalization charges                                0                    837                 18,429
Operating profit                                      24,743                 30,742                  4,733
Interest expense                                       (616)                  (122)               (18,119)
Other income, net                                      1,153                  1,149                    790
Income (loss) before provision for
   income taxes and minority interest                 25,280                 31,769               (12,596)
Provision for income taxes                             9,875                 11,187                  5,941
Minority interest in income of
   subsidiary                                            800                  1,346                    218
Net income (loss)                                   $ 14,605               $ 19,236              $(18,755)

      Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $8.3 million higher than reported in 1997. The 1997 period reflects the operating results of Aquila Technologies Group, Inc. ("Aquila"), a manufacturer and distributor of products used in the nuclear safeguarding business, which was acquired effective September 1, 1997. Aquila's post-acquisition operating results are included with those of Canberra and the Company on a consolidated basis. During the four month period of September 1 through December 31, 1997, Aquila generated net revenues of $4.8 million, gross profit of $1.8 million and operating income of approximately $1.0 million. During this same period, Aquila incurred approximately $0.5 million of selling, general and administrative expenses representing over half of the increase in the Company's total selling, general and administrative expenses between 1997 and 1996.

      Consolidated revenues in 1996 increased to $184.0 million from the $169.1 million level generated in 1995. Had exchange rates in 1996 remained unchanged from those in 1995, revenues would have been approximately $6.0 million higher than reported.

      Packard's total revenues decreased slightly during 1997 as compared to 1996. The decrease was due primarily to the stronger U.S. dollar during 1997 compared to 1996, and reduced sales at the Company's Japanese subsidiary, Packard Japan KK ("PJKK"). The lower sales volume at PJKK is a direct result of the Japanese government's efforts during 1996 to stimulate the Japanese economy through increased spending in areas including the Company's products and services. During 1997, the Japanese government's spending level in these areas decreased dramatically. Sales at PJKK declined from $21.7 million in 1996 to $13.1 million in 1997. Of this decline, $1.5 million was attributable to the stronger U.S. dollar, compared to the Japanese yen, during 1997. This decrease at PJKK was partially offset by increases in sales of new products including the HTRF<trademark> instrument, Kryptor<trademark>, liquid handling equipment and imagers, as well as increased chemical and supply sales.

      The increase in Packard's 1996 revenues as compared to 1995 is due primarily to strong sales growth in certain instrument product lines as well as an increase in sales by PJKK primarily for reasons described in the preceding paragraph.

      Canberra's increased revenues in 1997 of $2.5 million to $63.8 million was due primarily to the acquisition of Aquila in September 1997. This increase was negatively affected by the unfavorable exchange impact of the strengthening U.S. dollar in 1997 as compared to 1996 as well as pressure within some of the European countries in which Canberra operates to purchase products manufactured within such countries rather than from overseas.

      Canberra's 1996 revenues declined slightly from its 1995 levels due primarily to the unfavorable effect of foreign exchange rates, partially offset by higher sales of standalone instruments.

      The Company's gross profit for the 1997 year was down in comparison with the prior year period due to the lower sales volume at PJKK as well as unfavorable currency exchange rate fluctuations. PJKK's gross profit declined from $10.2 million in 1996 to $6.0 million in 1997, due to a combination of lower sales volume and the unfavorable translation impact of the stronger U.S. dollar during 1997. This decline was partially offset by $1.8 million of gross profit generated by Aquila since the date of acquisition as well as new product introductions mentioned above. The Aquila gross profit was partially offset by a one-time $0.8 million charge associated with the write-off of Aquila inventory acquired which was recorded at fair market value at the date of acquisition under purchase accounting requirements.

      The significant growth in the Company's consolidated gross profit in 1996 as compared to 1995 is the result of increased sales from PJKK, improved Company-wide manufacturing efficiencies and improved sales and related margins achieved by Packard's European subsidiaries.

      The increase in research and development from $17.9 million in 1996 to $23.5 million in 1997, a 31% increase, primarily reflects increased investment primarily on the part of Packard, in the areas of product enhancement, new product development and collaborative research and development arrangements. Research and development spending in 1997 was the equivalent of 12.8% of total revenues.

      The increase in selling, general and administrative expenses during 1997 as compared to 1996 is due primarily to inclusion of Aquila. As a percentage of total revenues, selling, general and administrative costs decreased in 1996 as compared to 1995 due primarily to the effect of a higher revenue base in 1996.

      During 1997 and 1996, the Company recorded $18.4 million and $0.8 million, respectively, in charges associated with the Recapitalization. Refer to Note 11 to the consolidated financial statements included in this Form 10-K for a detailed description of the Recapitalization and related costs.

      The consolidated operating profit of $4.7 million during 1997 compares with $30.7 million in 1996 and $24.7 million in 1995. In addition to the Recapitalization charge, the 1997 operating profit reflects the negative impact of the lower Japanese operating results, increased research and development spending and the stronger U.S. dollar as compared to 1996. The 1996 increase in operating profit over the 1995 level was due primarily to the significant increase in sales volume experienced at PJKK, partially offset by the effects of the stronger U.S. dollar.

      The increase in interest expense and decrease in interest income during 1997 is a direct result of the funds used for the Recapitalization and associated increase in indebtedness.

      The 1997 consolidated effective tax rate was 47%, representing a tax provision on a pre-tax loss. The effective rate reflects the Company's recognition of a valuation allowance against the future tax benefit associated with the 1997 domestic net operating loss carryforward and credit carryforwards. Such carryforwards will be available to offset future domestic taxable income for statutorily specified periods. However, due to the uncertainty as to whether the benefits of such carryforwards will be realized, a valuation allowance has been provided against the related tax assets. The effective tax rate also reflects taxes provided on overseas earnings including higher tax rate countries such as Japan. The effective tax rate in 1996 and 1995 was 35% and 39%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Over half of the Company's consolidated revenues are generated from foreign sources, denominated in currencies other than the U.S. dollar. As such, the Company's reported operating results are effected by changes in foreign currency exchange rates. A strengthening U.S. dollar against the currencies through which the Company conducts foreign business has a negative impact on U.S. dollar reported operating results. To manage the exposure of fluctuating foreign currency exchange rates, the Company employs hedging strategies. Refer to Note 1 to the consolidated financial statements for a description of the Company's hedging practices.

      The Company has historically generated sufficient cash flow from operations to meet its working capital requirements as well as to fund capital expenditures, debt service and equity transactions such as dividend payments and stock repurchases. In connection with the Recapitalization, the Company increased its long-term indebtedness by $190.0 million and, as a result, debt service requirements have increased significantly as compared to historical levels. The Company has, as of March 20, 1998, $64.0 million of funds available under a $75 million revolving credit facility secured as part of the Recapitalization. Monies available under this credit facility are subject to certain restrictions and provisions contained therein. (Refer to Note 4 to the consolidated financial statements contained in this Form 10-K for a description of the indebtedness and repayment terms and conditions). Prior to the time at which significant levels of principal on the term loan and subordinated notes become due in fiscal 2002, the Company will evaluate and identify the most advantageous options available to service such debt. Options may include refinancing such principal under potentially new terms and conditions or repaying such debt through funds obtained through other sources or means. However, there can be no assurance that any new financing will be available or that the terms thereof will be favorable to the Company.

      The Company expects to generate adequate cash from operations to meet most of its working capital needs as well as to provide for necessary debt service requirements during the next several years. The Company can and will borrow monies from the revolving credit facility in order to meet temporary or seasonal shortfalls which may arise in the level of cash generated from operations, to fund contingent payments associated with recent acquisitions (see Note 13 to the consolidated financial statements included herein) and to fund acquisitions. The Company expects that, should the generation of excess available operating cash flow be insufficient, it will utilize the revolving credit facility to fund a significant portion of its strategic acquisition program and new product development initiatives, as well as a portion of capital expenditures for machinery, equipment and facility expansions as well as technology related investments.

      Operating activities generated $2.2 million, $33.2 million and $18.8 million of cash during 1997, 1996 and 1995, respectively. The reduced operating cash flow in 1997 compared with 1996 was primarily a result of the cash portion of the Recapitalization charge ($9.0 million) recognized in 1997, the additional interest incurred on the Recapitalization indebtedness and the lower operating results during 1997 as compared to the prior year. The Company utilized a significant amount of cash (approximately $25.1 million) during 1996 and 1997 to fund Recapitalization related fees and other related expenses. The increased operating cash flow in 1996 compared with 1995 was primarily due to increased earnings in 1996 as well as higher levels of accounts payable and accrued expenses at the end of 1996 as compared with yearend 1995.

      During 1997, the Company's investing cash flow requirements consisted primarily of the following:

o     In  May  1997,   PJKK  entered into an agreement to acquire the 40%
      interest held by its minority stockholder for approximately $7.5 million. (Refer to Note 12 to the consolidated financial statements included herein.) The acquisition has been funded through a combination of cash on hand and notes payable to the minority stockholder. The Company expects that PJKK will be able to fund the remainder of the debt service obligations as they become due without additional funding by the parent company.

o In August 1997, the Company acquired a 19.8% equity interest in BioSignal Inc., a developer of cloned genes for cell membrane receptors and cell signaling proteins. The Company has options to increase its ownership interest subject to certain terms and conditions. The initial investment of approximately $1.5 million was funded through available cash.

o     In September 1997, the Company acquired Aquila.  (Refer  to Note 13 to the consolidated financial statements included herein.) Aquila manufactures surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and process control equipment. The Company financed the initial purchase price of approximately $6.7 million, including costs incurred in connection with the acquisition, through a borrowing under the revolving credit facility discussed above. A portion of this borrowing was subsequently paid down. The Company may make additional future payments contingent upon post-acquisition operating results through calendar year 2000 up to a maximum of $10.4 million in additional payments (the "Contingent Payments"). The Company currently expects to fund such payments through operating cash flow or additional borrowings on the revolving credit facility.

      In addition to the above investments, the Company's combined capital and technology-related investments totaled approximately $5.7 million in 1997 as compared with $6.8 million and $4.0 million in 1996 and 1995, respectively.

      The revolving credit facility contains certain financial covenants with which the Company must comply. At December 31, 1997, the Company was not in compliance with the maximum leverage ratio covenant. However, a waiver of such requirement, as of December 31, 1997, was received from the banks participating in the revolving credit facility.

      The revolving credit facility limits, among other things, the amount of annual expenditures which the Company may incur associated with capital and technology items to a maximum of $10 million plus up to $3 million of unspent funds from the prior year. On November 25, 1997, the Company obtained a waiver and amendment to the revolving credit agreement which allows the Company to exclude from the definition of capital expenditures the lesser of the net proceeds of certain asset sales, as defined, or certain costs relating to enhancing the Company's management information systems. As of December 31, 1997, $13 million plus the net proceeds referred to above were available for capital expenditures and technology acquisitions during 1998.

      The revolving credit facility prohibits the Company from paying cash dividends on its common stock. In addition, the guarantee and collateral agreement supporting the revolving credit facility required the Company to pledge 65% of its stock ownership in foreign subsidiaries.

SEASONALITY

      Below   is   a   table  summarizing  the  seasonality  of  the  Company's
consolidated revenues and operating results by quarter, by year:

                                         FOR THE YEAR ENDING DECEMBER 31, 1997
                            First Quarter    Second Quarter    Third Quarter   Fourth Quarter
Revenues                         23%               25%              23%              29%
Operating Profit*                30%               30%              15%              25%

                                         FOR THE YEAR ENDING DECEMBER 31, 1996
                            First Quarter    Second Quarter    Third Quarter   Fourth Quarter
Revenues                         25%               24%              22%              29%
Operating Profit*                31%               24%              15%              30%

                                         FOR THE YEAR ENDING DECEMBER 31, 1995
                            First Quarter    Second Quarter    Third Quarter   Fourth Quarter
Revenues                         23%               25%              24%              28%
Operating Profit                 18%               26%              21%              35%

      * Percentages exclude the effect of the Recapitalization charges recorded during 1997 and 1996.

      Seasonality in revenues, which is typical in most years, is due primarily to Canberra's dependence upon customers' seasonal purchasing patterns. Operating profit, as a percentage of the total year, is usually at its lowest in the third quarter. The first quarter of 1996 reflects the unusually strong revenues and profits generated at PJKK. The first and second quarter of 1997 operating profit percentages reflect the overall decline in operating results for the full year and, in particular, the lower fourth quarter of 1997 operating performance.

BACKLOG

      As of February 28, 1998 and 1997, the Company's order backlog was approximately $34.2 million (including $6.0 million of Aquila backlog) and $30.8 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog service contracts or orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

YEAR 2000

      The Company is currently in the process of addressing issues associated with the year 2000 and its effect on date sensitive management information and other data systems which the Company operates (the "Year 2000"). All aspects of the Company's business including administration, production and distribution are being evaluated as to the effect of Year 2000. Based upon preliminary estimates, management does not believe the costs associated with complying with Year 2000 requirements will have a material effect on the Company's consolidated financial position or on its results of operations. Managements' estimate is based on numerous assumptions pertaining to future events including compliance of the Company's customers and vendors with Year 2000 as well as other factors. As such, there can be no guarantee that such estimates will be achieved and, therefore Year 2000 could have a material adverse financial impact.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued several new accounting standards during 1997 which became effective in 1997 or will become effective at some future date. See Note 1 to the consolidated financial statements included herein for a detailed description of these new standards and their effect on the Company. None of these new standards have or will have a material effect on the Company's consolidated financial position or results of operations.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Refer to Note 1 to the consolidated financial statements contained herein for a description of the Company's hedging practice as it relates to foreign currency transactions.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                       (FORMERLY KNOWN AS CANBERRA INDUSTRIES, INC.)

                             CONSOLIDATED FINANCIAL STATEMENTS

                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS:                                                       PAGE
    Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . .        19
    Consolidated Balance Sheets as of December 31, 1996 and 1997 . . . . . . . . .        20
    Consolidated Statements of Income (Loss) for the Years Ended December 31,
      1995, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21
    Consolidated Statements of Stockholders' Equity (Deficit) for the Years
      Ended December 31, 1995, 1996 and 1997 . . . . . . . . . . . . . . . . . . .        22
    Consolidated Statements of Cash Flows for the Years Ended December 31,
      1995, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24
    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .        25



                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Packard BioScience Company:

      We  have  audited the accompanying consolidated balance sheets of Packard
BioScience  Company   (a  Delaware  corporation,  formerly  known  as  Canberra
Industries, Inc.) and subsidiaries  as  of  December 31, 1996 and 1997, and the
related  consolidated  statements  of  income  (loss),   stockholders'   equity
(deficit)  and  cash  flows  for  each  of  the three years in the period ended
December 31, 1997.  These financial statements  are  the  responsibility of the
Company's  management.  Our responsibility is to express an  opinion  on  these financial statements based on our audits.

      We conducted  our  audits  in accordance with generally accepted auditing standards.  Those standards require  that  we  plan  and  perform  the audit to obtain reasonable assurance about whether the financial statements are  free of material  misstatement.  An audit includes examining, on a test basis, evidence supporting  the  amounts and disclosures in the financial statements.  An audit
also  includes  assessing   the  accounting  principles  used  and  significant
estimates made by management,  as  well  as  evaluating  the  overall financial statement presentation.  We believe that our audits provide a reasonable  basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packard BioScience
Company and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                            ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 13, 1998


                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                       (FORMERLY KNOWN AS CANBERRA INDUSTRIES, INC.)

                                CONSOLIDATED BALANCE SHEETS

                             AS OF DECEMBER 31, 1996 AND 1997
                                  (DOLLARS IN THOUSANDS)



                                   ASSETS                                                          1996                      1997
  CURRENT ASSETS:
    Cash and cash equivalents                                                                   $  37,826                 $  10,575
    Accounts receivable, net                                                                       40,860                    40,688
    Inventories                                                                                    21,798                    27,538
    Deferred income taxes                                                                           1,689                     1,970
    Other                                                                                           4,743                     4,272
      Total current assets                                                                        106,916                    85,043

  PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land and improvements                                                                           1,598                     1,755
    Buildings and improvements                                                                     14,632                    15,308
    Machinery, equipment and furniture                                                             14,955                    16,097
                                                                                                   31,185                    33,160
    Less:  Accumulated depreciation                                                                13,598                    15,240
                                                                                                   17,587                    17,920
  OTHER ASSETS:
    Goodwill, net of amortization                                                                     147                     9,498
    Deferred financing costs, net of amortization                                                      --                     9,891
    Investments                                                                                     1,818                     8,216
    Deferred income taxes                                                                           1,238                        --
    Other                                                                                          10,219                    10,083
                                                                                                   13,422                    37,688
                                                                                                 $137,925                  $140,651

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  1996                      1997
  CURRENT LIABILITIES:
    Notes payable                                                                               $   3,524                 $   1,929
    Current portion of long-term obligations                                                          829                     1,794
    Accounts payable                                                                               11,118                    13,995
    Accrued liabilities                                                                            15,943                    21,142
    Income taxes payable                                                                            6,685                     2,302
    Deferred income                                                                                 9,601                    11,616
      Total current liabilities                                                                    47,700                    52,778
  LONG-TERM OBLIGATIONS, less current portion                                                       2,037                   192,193
  DEFERRED INCOME TAXES                                                                                --                     4,167
  OTHER NONCURRENT LIABILITIES                                                                      4,875                     3,527
  COMMITMENTS AND CONTINGENCIES - See Note 8
  MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                         2,720                        --
  STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                                                      129                       137
    Paid-in capital                                                                                 1,320                        --
    Cumulative translation adjustment                                                               2,402                      (344)
    Retained earnings (deficit)                                                                    89,088                   (10,220)
    Unrealized investment gains, net of income taxes                                                   --                     2,885
                                                                                                   92,939                    (7,542)
    Less:  Treasury stock, at cost                                                                 11,128                   103,448
           Deferred compensation                                                                    1,218                     1,024
                                                                                                   12,346                   104,472
      Total stockholders' equity (deficit)                                                         80,593                  (112,014)
                                                                                                 $137,925                  $140,651

Number of shares of common stock outstanding                                                   12,146,352                 9,005,174


     The accompanying notes are an integral part of these consolidated financial statements.

                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                       (FORMERLY KNOWN AS CANBERRA INDUSTRIES, INC.)

                          CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                    FOR THE YEARS ENDED
                             DECEMBER 31, 1995, 1996 AND 1997
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                      1995                1996                1997
  NET PRODUCT SALES                                                                 $113,169            $124,067           $120,637
  SERVICE REVENUE                                                                     35,603              37,197             37,988
  CHEMICALS AND SUPPLIES SALES                                                        20,342              22,754             25,488
                                                                                     169,114             184,018            184,113
  COST OF PRODUCT SALES                                                               44,906              49,551             49,718
  SERVICE EXPENSE                                                                     25,829              26,649             27,703
  COST OF CHEMICALS AND SUPPLIES SALES                                                11,900               9,557             10,195
                                                                                      82,635              85,757             87,616
     Gross profit                                                                     86,479              98,261             96,497
  RESEARCH AND DEVELOPMENT EXPENSES                                                   14,414              17,852             23,480
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        47,322              48,830             49,855
  RECAPITALIZATION CHARGES (Note 11)                                                      --                 837             18,429
     Operating profit                                                                 24,743              30,742              4,733
  INTEREST EXPENSE                                                                     (616)               (122)           (18,119)
  OTHER INCOME, net                                                                    1,153               1,149                790
     Income (loss) before provision for income taxes and minority interest            25,280              31,769           (12,596)
  PROVISION FOR INCOME TAXES                                                           9,875              11,187              5,941
  MINORITY INTEREST IN INCOME OF SUBSIDIARY                                              800               1,346                218
     Net income (loss)                                                              $ 14,605            $ 19,236          ($18,755)

  BASIC EARNINGS (LOSS) PER SHARE                                                   $   0.58            $   0.78          ($  1.50)

  DILUTED EARNINGS PER SHARE                                                        $   0.56            $   0.77                N/A


  The accompanying notes are an integral part of these consolidated financial statements.

                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                       (FORMERLY KNOWN AS CANBERRA INDUSTRIES, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                   COMMON STOCK                                                        TREASURY STOCK
                                                               Cumulative  Unrealized  Retained                            Deferred
                                                      Paid-in  Translation Investment  Earnings                             Compen-
                                Shares      Amount    Capital  Adjustment  Gains, Net (Deficit)      Shares       Amount    sation
  BALANCE, December 31,
    1994                      12,811,401     $128     $   --     $3,055     $   --     $64,429       40,000       ($432)   ($1,313)
  Net shares issued in
    connection with
    restricted stock plan
    including deferred
    compensation and
    amortization                  18,718                 346                                                                  (188)
  Shares issued in
    connection with
    exercise of stock
    options, including
    related tax benefits          69,100        1        684
  Purchase of treasury
    stock                                                                                           424,227      (5,833)
  Repayment of deferred
    ESOP contribution                                                                                                           145
  Cash dividend paid -
    $.33 per share                                                                     (4,205)
  Change during year                                              1,009
  Net income                                                                            14,605
  Other                                                                                    (2)
  BALANCE, December 31,
    1995                      12,899,219     $129     $1,030     $4,064     $   --     $74,827      464,227     ($6,265)   ($1,356)
  Net shares issued in
    connection with
    restricted stock plan
    including deferred
    compensation and
    amortization                   1,602                  36                                                                    138
  Shares issued in
    connection with
    exercise of stock
    options, including
    related tax benefits          23,400                 254
  Purchase of treasury
    stock                                                                                           313,642      (4,863)
  Cash dividend paid -
    $.40 per share                                                                     (4,972)
  Change during year                                            (1,662)
  Net income                                                                            19,236
  Other                                                                                    (3)
  BALANCE, December 31,
    1996                      12,924,221     $129     $1,320     $2,402     $   --     $89,088      777,869    ($11,128)   ($1,218)
  Net shares forfeited
    in connection with
    restricted stock plan
    including deferred
    compensation and
    amortization                   (898)                 (6)                                                                    194
  Shares issued in
    connection with
    exercise of stock
    options, including
    related tax benefits         798,500        8     17,758                               (2)        (200)            4
  Purchase of treasury
    stock                                                                                         9,389,469    (208,882)
  Sale of treasury stock                                                               (3,409)  (1,104,160)       24,468
  Recapitalization fees                                (864)                                                     (3,252)
  Stock dividend                                    (18,208)                          (77,142)  (4,346,329)       95,340
  Change during year                                            (2,746)
  Net loss                                                                            (18,755)
  Unrealized investment
    gains, net of income
    taxes                                                                    2,885
  BALANCE, December 31,
    1997                      13,721,823     $137       ($0)     ($344)     $2,885   ($10,220)    4,716,649   ($103,448)   ($1,024)


  The accompanying notes are an integral part of these consolidated financial statements.

                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                       (FORMERLY KNOWN AS CANBERRA INDUSTRIES, INC.)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                    (DOLLARS IN THOUSANDS)



                                                                                         1995               1996             1997
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $14,605            $19,236         ($18,755)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization of intangibles                                     4,675              5,135             7,172
        Amortization of deferred financing costs                                            --                 --             1,287
        Compensation expense from stock options exercised                                   --                 --             9,436
        Minority interest in net income of subsidiary                                      800              1,346               218
        Increase in deferred income taxes, net                                             342                802             1,113
        Other                                                                            (437)                371                39
        Changes in assets and liabilities excluding effects
          from company and product line acquired:
            (Increase) decrease in accounts receivable                                 (4,659)            (1,043)             3,077
            (Increase) decrease in inventories                                           1,282              (653)           (3,469)
            Decrease in other current assets                                             2,298              2,111               852
            (Increase) in other noncurrent operating assets                              (368)              (459)             (797)
            Increase (decrease) in accounts payable and other accrued expenses         (3,851)              6,681             4,047
            Increase (decrease) in deferred income                                       3,161            (1,130)             (333)
            (Decrease) increase in other noncurrent liabilities                            907                790           (1,647)
        Net cash provided by operating activities                                       18,755             33,187             2,240

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of a business                                                               --                 --           (7,491)
    Investments in equity securities                                                        --            (1,768)           (9,065)
    Capital expenditures                                                               (3,327)            (2,715)           (3,622)
    Product lines, patent rights and licenses acquired                                   (700)            (4,046)           (2,036)
    Other investments                                                                  (1,080)                 --                --
    Proceeds from sale of fixed assets and investments                                     529                 43                 5
      Net cash used for investing activities                                           (4,578)            (8,486)          (22,209)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of long-term obligations                                                      7                 23           206,710
    Repayments of long-term obligations                                                  (646)              (693)          (14,992)
    Purchase of treasury stock                                                         (5,833)            (3,751)         (208,882)
    Proceeds from sale of treasury stock                                                    --                 --            21,059
    Increase (decrease) in notes payable to banks                                      (1,153)              1,529           (1,595)
    Proceeds from exercise of stock options, including tax benefits                        685                254             8,333
    Recapitalization fees deferred or charged to equity (see Note 11)                       --                 --          (15,295)
    Dividends paid                                                                     (4,205)            (4,972)                --
      Net cash used for financing activities                                          (11,145)            (7,610)           (4,662)

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  534            (1,780)           (2,620)
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,566             15,311          (27,251)
  CASH AND CASH EQUIVALENTS, beginning of year                                          18,949             22,515            37,826
  CASH AND CASH EQUIVALENTS, end of year                                               $22,515            $37,826           $10,575
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                                         $   372            $   249           $10,191
      Income taxes                                                                     $ 7,987            $ 5,935           $ 6,842
  NON-CASH FINANCING ACTIVITIES:
    Debt issued for the purchase of treasury stock                                     $    --            $ 1,112           $    --

    Stock issued under terminated restricted stock plan                                $   406            $    54           $    --


  The accompanying notes are an integral part of these consolidated financial statements.

                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 (FORMERLY KNOWN AS CANBERRA INDUSTRIES, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1996 AND 1997



1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

      OPERATIONS -

      Packard BioScience Company and subsidiaries (the Company) is a worldwide developer, manufacturer and marketer of analytical instruments and related products and services that have applications extending into the physics research, environmental monitoring, life sciences research and health care clinical testing markets. In March, 1997, the Company changed its name from Canberra Industries, Inc. to Packard BioScience Company.

      The Company operates primarily in two industry segments. Through its Packard segment, the Company supplies bioanalytical instruments, and the related biochemical supplies and services, to the drug discovery and molecular biology markets. The Canberra segment manufactures analytical instruments and systems used to detect, identify and quantify radioactive materials for the nuclear industry and related markets.

      CONSOLIDATION -

      The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      FOREIGN OPERATIONS -

      The Company translates foreign currency financial statements using the current rate method. Translation gains and losses are recorded as a separate component of stockholders' equity (deficit), cumulative translation adjustment.

      The Company purchases various foreign currency forward contracts primarily for the purpose of hedging firm inventory purchase commitments. As of December 31, 1996 and 1997, the Company had total forward contracts outstanding of approximately $3,649,000 and $10,879,000, respectively, whose settlement prices substantially approximated year end exchange rates. The following table summarizes by currency the outstanding forward contracts as of December 31, 1996 and 1997 (in 000's):

                                                      1996                   1997
German Deutschemark                                 $ 1,689               $  4,979
Belgian Franc                                           700                  2,500
French Franc                                            660                  2,400
Japanese Yen                                             --                  1,000
British Pound Sterling                                  600                     --
                                                    $ 3,649                $10,879

      The forward contracts outstanding at December 31, 1997, mature at various times through September 30, 1998. Foreign exchange transaction losses (gains), inclusive of forward contracts settled, were $1,158,000, ($592,000) and ($377,000) in 1995, 1996 and 1997, respectively, and were included in cost of sales in the accompanying consolidated statements of income.

      CASH AND CASH EQUIVALENTS -

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

      INVENTORIES -

      Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. A reserve for potential nonsaleable inventory due to excess stocks or obsolescence is provided based upon a detailed review of inventory components, past history, and expected future usage.

      PROPERTY, PLANT AND EQUIPMENT -

      Property, plant and equipment are recorded at cost. Equipment, furniture and leasehold improvements are depreciated using the straight-line method over their estimated useful lives or term of the lease ranging from 2 to 20 years. Buildings and improvements are depreciated over 5 to 40 years using the straight-line method.

      GOODWILL, NET OF AMORTIZATION -

      The Company estimates the life of goodwill for each individual acquisition. Goodwill included in the accompanying consolidated balance sheets is being amortized over 20 to 40 years. As of December 31, 1996 and 1997, the Company had accumulated amortization of approximately $2,098,000 and $2,395,000, respectively. The Company assesses realizability of goodwill based on future estimates of profitability of businesses acquired. Based on this assessment, the Company believes there is no impairment of goodwill as of December 31, 1997.

      DEFERRED FINANCING COSTS, NET OF AMORTIZATION -

      Deferred financing costs represent a portion of fees incurred by the Company for issuance of debt instruments in connection with its 1997 recapitalization (see Note 11). Such costs are being amortized over the average life of the debt to which they relate, ranging from 5 to 10 years.

      INVESTMENTS -

      Investments consist primarily of a marketable equity investment which the Company holds in a publicly-traded business. The Company classifies this investment as available for sale. As such, the investment is reflected in the accompanying consolidated balance sheets at its market value as of December 31, 1997, and the unrealized gain, net of income taxes, is reflected in a separate component of stockholders' equity (deficit) titled, "Unrealized investment gains, net of income taxes." All other investments are reflected using the cost method.

      PATENT RIGHTS AND LICENSE ACQUISITIONS -

      The Company capitalizes amounts paid for patent rights and licenses acquired to manufacture certain products. These amounts are amortized over the lives of the respective agreements or the estimated lives of the products, if shorter. The amortization lives range from 3 to 10 years. As of December 31, 1996 and 1997, the Company had an unamortized balance of $4,348,000 and $5,216,000, respectively, associated with patent rights and license acquisitions, which amounts were reflected in other assets in the accompanying consolidated balance sheets.

      REVENUE RECOGNITION AND DEFERRED INCOME -

      Revenue is recognized when title to a product is transferred or services have been rendered. Revenues from service contracts are recognized on a straight-line basis over the contract period. Deferred income results from the billing of certain field service maintenance contracts and other customer advances.

      WARRANTY -

      The Company generally provides a warranty for a one-year period subsequent to installation of its product. The Company accrues for the estimated cost of the warranty at the time of sale of the related product.

      INCOME TAXES -

      The Company uses an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes includes Federal, foreign and state income taxes currently payable and those deferred because of temporary differences between income reported for tax and financial statement purposes.

      The Company has not provided for possible U.S. taxes on undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Undistributed earnings of foreign subsidiaries considered to be reinvested indefinitely amounted to $9,578,000 and $10,050,000 at December 31, 1996 and 1997, respectively. If and when earnings are remitted, credit for foreign taxes already paid on subsidiary earnings and withholdings may offset a portion of applicable U.S. income taxes.

      OTHER INCOME AND EXPENSE -

      Other income and expense includes interest income of approximately $1,247,000, $1,149,000 and $790,000 in 1995, 1996 and 1997, respectively, and certain other non-operating revenues and expenses.

      LONG-LIVED ASSETS -

      In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets, including premises and equipment and identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. The adoption and application of this standard in 1996 and 1997 did not have any impact on the Company's consolidated financial position or results of operations.

      NEW PRONOUNCEMENTS -

      Several new accounting standards have been issued by FASB which became effective during 1997 or will become effective at some future date. Such standards and their effect on the Company are summarized below.

      SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125), was adopted effective January 1, 1997. SFAS 125 requires that companies recognize financial and servicing assets it controls and derecognize financial assets when control is surrendered and liabilities have been extinguished. The adoption of this statement had no effect on the Company.

      SFAS No. 128, "Earnings Per Share" (SFAS No. 128), was issued in February, 1997, and became effective as of December 31, 1997. This statement modifies the computation and presentation of earnings per share. Basic earnings per share, excluding all dilutive securities, must be presented along with diluted earnings per share. The computation of earnings (loss) per share for the years ending December 31, 1995 through 1997, is as follows:


                                                          1995                 1996                 1997
  Net income (loss) (000's)                               $14,605              $19,236            ($18,755)
  Basic earnings per share -
    weighted average shares outstanding                25,325,128           24,548,172           12,463,671
  Effect of dilutive outstanding stock options            557,316              591,312                  N/A
  Diluted earnings per share -
    weighted average shares outstanding                25,882,444           25,139,484                  N/A
  Basic earnings (loss) per share                           $0.58                $0.78              ($1.50)
  Diluted earnings per share                                $0.56                $0.77                  N/A


      Diluted earnings per share has not been presented for the year ending December 31, 1997, as the effect of stock options would be anti-dilutive.

      SFAS No. 130, "Reporting Comprehensive Income," was issued by the FASB in June, 1997, and will become effective for the Company on January 1, 1998. This statement requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events which impact a company's equity, even if those items do not directly effect net income. The primary components of comprehensive income not included in the consolidated statements of income (loss) are cumulative translation adjustments and the unrealized gain on equity securities held by the Company. The adoption of SFAS No. 130 will have no effect on the Company's results of operations or financial position.

      USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS -

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

      DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS -

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value because of the short maturity of those instruments.

            MORTGAGE RECEIVABLE - At December 31, 1997, the Company has two long-term mortgages receivable with a total face amount of $3,300,000, which exceeded the current carrying value of $851,000 included in other assets in the accompanying consolidated balance sheets. The estimated fair value of these investments are approximately $1,500,000 based upon a third-party offer to purchase the mortgages.

            NOTES PAYABLE - The fair value of the Company's notes payable are estimated to approximate recorded amounts due to the relative short maturity.

            LONG-TERM OBLIGATIONS - The fair value of the Company's long-term obligations is estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for obligations with the same remaining maturities. The estimated fair value of the Senior Notes described in Note 4 was $144,000,000 at December 31, 1997. The estimated fair value of all other long-term obligations approximated their carrying amount.

            FOREIGN CURRENCY CONTRACTS - The fair value of foreign currency contracts (primarily used for hedging firm commitments) is estimated by obtaining closing rates and comparing them to the actual contract rates. The total value of the open contracts approximated the estimated fair value.

      RECLASSIFICATIONS -

      Certain prior year amounts have been reclassified to conform with the current year classification.

 2.   ACCOUNTS RECEIVABLE, NET:

      Accounts receivable, net, consisted of the following at December 31 (in thousands):

                                                                1996                  1997
  Trade                                                        $40,018               $40,108
  Other                                                          1,317                 1,162
  Allowance for doubtful accounts                                (475)                 (582)
                                                               $40,860               $40,688

 3.   INVENTORIES:

      Inventories consisted of the following at December 31 (in thousands):

                                                                1996                  1997
  Raw materials and parts                                      $13,532               $14,908
  Work in progress                                                 944                 1,995
  Finished goods                                                 9,085                12,556
                                                                23,561                29,459
  Excess and obsolete reserve                                  (1,763)               (1,921)
                                                               $21,798               $27,538


 4.   LONG-TERM OBLIGATIONS AND NOTES PAYABLE:

      The Company had the following notes payable and long-term obligations at December 31, 1997, as described below (in thousands):

                                       INTEREST RATE           MATURITY          CURRENT       LONG-TERM      TOTAL
  Senior subordinated notes            9.375%                    2007            $    --       $150,000      $150,000
  Bank term loan                       LIBOR + 2.75%             2003                400         39,400        39,800
  Bank revolving credit facility       LIBOR + 2.375%            2002                 --             --            --
  Notes payable                        3.9% to 4.0%              1998              1,929             --         1,929
  Other long-term obligations          2.0% to 13.0%           1998-2002           1,394          2,793         4,187
                                                                                  $3,723       $192,193      $195,916

      During 1997, the Company issued $150,000,000 principal amount of 9.375% senior subordinated notes (the "Senior Notes") due March 1, 2007. The proceeds received from the sale of the Senior Notes, net of initial purchasers' discount of $4,500,000, were used to repay certain of the outstanding indebtedness under previous obligations and to repurchase certain of the Company's outstanding common stock (see Note 11).

      The Senior Notes are redeemable, at the option of the Company, after March 1, 2002, at rates starting at 104.688% of the principal amount reduced annually through March 1, 2004, at which time they become redeemable at 100% of the principal amount. According to the terms of the Senior Notes, if a change of control occurs, as defined, each holder of Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at 101% of the principal amount thereof.

      Other circumstances exist under the terms of the Senior Notes which would permit or require the Company to partially redeem the Senior Notes earlier than their stated maturity date. Such circumstances include the Company's receipt of proceeds from a public offering of the Company's common stock or the proceeds received upon the sale of a stipulated amount of assets.

      During 1997, the Company also entered into a senior credit agreement (the "Agreement" and together with the Senior Notes, the "Financings") with a group of banks which provides for a $40,000,000 term loan facility and the availability of up to $75,000,000 in a revolving credit facility with a sub-limit for letters of credit up to $11,000,000 in the aggregate. The term loan facility matures in six years and bears interest, at the Company's option, at the customary base rate (defined as a certain bank's reference rate, or the federal funds rate plus 0.5%, whichever is higher) plus 1.75%, or at the customary reserve adjusted Eurodollar rate plus 2.75%. The outstanding revolving credit facility balance, if any, is due and payable on March 31, 2002. The revolving credit facility bears interest, at the Company's option, at the customary base rate plus 1.375%, or at the customary reserve adjusted Eurodollar rate plus 2.375%. The credit agreement also provides for a commitment fee of 0.5% on any unused portion of the revolving credit facility. At December 31, 1997, the three-month Eurodollar rate was 5.91%.

      The Agreement contains certain financial covenants including, but not limited to, a minimum fixed charge coverage test, a minimum interest coverage test and a maximum leverage test. The Financings contain certain financial and non-financial covenants including, but not limited to, limitations on capital expenditures and technology acquisitions. The Company is prohibited by the Financings from paying any cash dividends and is limited in the amount of capital stock that it may repurchase, the incurrence of additional indebtedness and liens or dispositions of assets by the Company or any of its subsidiaries. As of December 31, 1997, the Company was out of compliance with the maximum leverage ratio covenant. However, a waiver of such requirement, as of December 31, 1997, was received from the banks participating in the revolving credit facility.

      In connection with the Agreement, the Company pledged as collateral substantially all of the tangible and intangible assets of the Company and its domestic subsidiaries, and 65% of the capital stock of the Company's foreign subsidiaries.

      Notes payable existing at December 31, 1996 and 1997, consisted of amounts outstanding under overseas lines of credit which permitted maximum borrowings of approximately $13,500,000 and $9,000,000, respectively. Borrowings are due on demand. At December 31, 1996 and 1997, $3,524,000 and $1,929,000, respectively, were outstanding under these arrangements with interest rates ranging from 3.5% to 7.9% and 3.9% to 4.0%, respectively. The weighted average interest rates on these borrowing were 4.4% and 3.9% in 1996 and 1997, respectively. The maximum amount outstanding during 1997 was $3,524,000.

      Other long-term obligations as of December 31, 1997, consist primarily of notes payable related to the acquisition of a minority interest described in Note 12. These notes payable have an effective interest rate of 2.0% and are payable through 2000. As of December 31, 1996, other long-term obligations consisted primarily of building loans and notes payable to employee stockholders, all of which were paid in full in connection with the Recapitalization.

      As of December 31, 1997, aggregate principal payments of long-term obligations and notes payable required during the next five years ending December 31 and thereafter are approximately as follows (in thousands):

       1998                                                         $  3,723
       1999                                                            1,789
       2000                                                            1,789
       2001                                                              410
       2002                                                           19,205
       Thereafter                                                    169,000
                                                                    $195,916


5.    COMMON STOCK AND STOCK OPTIONS:

      At December 31, 1997, the Company had authorized common stock of 15,000,000 shares with a par value of $.01 per share. A one-for-one dividend of common stock on all outstanding shares was effected May 15, 1997. The average number of shares, the number of stock options outstanding, the number of unvested restricted stock shares and all per share amounts, as presented in the consolidated financial statements and accompanying notes, have been retroactively restated for the stock dividend. The dividend has not been retroactively reflected in the consolidated statements of stockholders' equity (deficit).

      The Company has granted non-qualified stock options to selected employees. The exercise price of most options at the date of grant is the fair value, based upon an independent appraisal, and is approved by the Board of Directors. During 1997, the Company granted 265,000 performance options to various employees with an exercise price of $13.625 which exceeded the $11.125 fair value of the Company's stock on the date of grant. The options expire at various dates through the year 2007. A summary of stock option activity is as follows:

                                                                                     Weighted
                                                               Number               Avg. Price
                                                             Of Shares              Per Share
  Outstanding at December 31, 1994                           2,472,100               $ 4.54
    Granted                                                    184,000                 7.15
    Cancelled                                                 (40,000)                 4.28
    Exercised                                                (138,200)                 3.49
  Outstanding at December 31, 1995                           2,477,900                 4.80
    Granted                                                    330,000                 8.00
    Cancelled                                                 (17,400)                 5.41
    Exercised                                                 (46,800)                 3.82
  Outstanding at December 31, 1996                           2,743,700                 5.19
    Granted                                                    961,500                11.81
    Exercised or purchased by the Company                  (2,143,900)                 5.18
  Outstanding at December 31, 1997                           1,561,300               $ 9.28


      As of December 31, 1997, 273,000 of the 1,561,300 options have exercise prices between $3.17 and $4.06, with a weighted averaged exercise price of $3.22 and a weighted average remaining contractual life of 3 years. All of these options are exercisable as of December 31, 1997.

      Of the total options outstanding at December 31, 1997, 327,000 have exercise prices between $6.43 and $8.00, with a weighted average price of $6.88 and a weighted average remaining contractual life of 7.3 years. All of these options are exercisable as of December 31, 1997.

      The remaining 961,300 options have exercise prices of either $11.125 or $13.625, with a weighted average exercise price of $11.81 and a weighted average remaining contractual life of 9.5 years. Of the 961,300 options, 404,100 are exercisable as of December 31, 1997, at a weighted average price of $11.81.

      If compensation cost for stock options granted under these plans, subsequent to 1994, had been determined under the fair-value based methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been $14,504,000, $18,937,000 and ($22,579,000) on a pro forma basis for the years ended December 31, 1995, 1996 and 1997, respectively. For purposes of this calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (minimum value method) with the following assumptions:

      Expected dividend yield                                              N/A
      Expected stock price volatility                                      N/A
      Risk-free interest rate                                    6.04% - 6.49%
      Expected life of options                                        10 years

      The Company terminated a restricted stock plan which provided for the issuance of common stock for no consideration to officers and key employees, with vesting over an eight-year period. No new shares can be granted but shares previously issued are still vesting over the original grant period. Compensation expense, determined as of the date of grant, is being recognized ratably in accordance with the vesting schedule. Compensation expense recognized was $158,000, $173,000 and $194,000 in 1995, 1996 and 1997, respectively. At December 31, 1996 and 1997, $1,218,000 and $1,024,000 of future compensation expense associated with 208,280 and 167,531 unvested shares, respectively, has been deferred and is included in deferred compensation in the accompanying consolidated balance sheets.

6.    INCOME TAXES:

      The sources of the Company's income (loss) before provision for income taxes and minority interest were as follows (in thousands):

                                                           1995            1996             1997
  United States                                          $13,116          $15,271        ($23,207)
  Foreign                                                 12,164           16,498           10,611
                                                         $25,280          $31,769        ($12,596)

  The provision for income taxes is as follows
  (in thousands):
                                                           1995             1996             1997
  Current:
    Federal                                              $ 4,010         $  2,697          $    92
    Foreign                                                4,536            7,081            4,774
    State                                                    356              694               50
                                                           8,902           10,472            4,916
  Deferred:
    Federal                                                1,150              674              784
    Foreign                                                (330)            (113)            (357)
    State                                                    153              154              598
                                                             973              715            1,025
      Total                                              $ 9,875          $11,187          $ 5,941

      The effective income tax rate varies from the U.S. Federal statutory rate, as a percentage of income (loss) before provision for income taxes and minority interest, as follows:

                                                             1995              1996              1997
  Anticipated statutory rate                                  35%               35%               35%
  Increases (decreases) resulting from:
    Valuation allowance                                        --                --              (66)
    Net tax effect relating to foreign
      operations and sales                                    (2)               (3)              (20)
    Research credits                                          (1)               (1)                --
    State income taxes                                          2                 3                 4
    Other, net                                                  5                 1                --
      Effective income tax rate                               39%               35%             (47%)



	At December 31, 1996 and 1997, deferred tax assets and liabilities were comprised of the following elements (in thousands):

                                                                           1996                 1997
  DEFERRED TAX ASSETS:
    Net operating loss carryforwards                                     $    --              $ 7,715
    Inventory related items                                                1,294                1,329
    Non-deductible accruals                                                1,786                1,486
    Foreign and other tax credit carryforwards                               392                3,178
    Other                                                                  1,282                  551
      Gross deferred tax assets                                            4,754               14,260
    Less: valuation allowance                                                350                9,193
      Total deferred tax assets, net of valuation allowance                4,404                5,066

  DEFERRED TAX LIABILITIES:
    Unrealized investment gains                                               --                1,971
    International transactions                                                --                3,823
    Accelerated depreciation                                                 471                  359
    Acquisition related tax liabilities                                      439                  888
    Other                                                                    567                  222
      Total deferred tax liabilities                                       1,477                7,263
      Net deferred tax assets (liabilities)                              $ 2,927             ($2,197)


      During 1997, the Company incurred a domestic net operating loss of approximately $18.1 million and generated approximately $2.8 million of foreign tax credits. At December 31, 1997, the Company has recorded a deferred tax asset representing the future tax benefit associated with these loss and credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax asset, net of existing deferred tax liabilities, due to the uncertainties associated with the Company's ability to utilize the associated tax benefits before they expire. The 1997 federal net operating loss carryforward expires in 2018. The foreign tax credit carryforwards expire in 2002.

7.    BENEFIT PLANS:

      The Company and a domestic subsidiary, Packard Instrument Company, Inc., offer a contributory defined contribution plan (the "Profit Sharing Plan") covering substantially all domestic employees who have completed at least one year of service, as defined. In 1997, the Profit Sharing Plan provided that eligible participants may make a basic contribution from 1% to 4% of their annual pay, with additional contributions allowed up to an additional 7% of annual pay. The Company made matching contributions equal to 125% of a participant's basic contribution, which amounted to approximately $1,600,000 for the year ended December 31, 1997. Prior to 1997, the Company made matching contributions equal to 80% of a participant's basic contribution, which was limited to 3% of their annual pay. Total matching contributions for the years ended December 31, 1995 and 1996, were $627,000 and $729,000, respectively.

      Another domestic  subsidiary,  Aquila  Technologies Group, Inc. (see Note
      13), maintains a similar defined contribution plan whereby Aquila makes a matching contribution equal to a percentage of the employees' annual salaries, as defined.

      The Company also had a noncontributory employee stock ownership plan (the
      ESOP) and related trust, which was terminated in March, 1997. Each year the Company made a contribution from profits, as defined, of an amount determined by its Board of Directors, but not to exceed 15% of the aggregate compensation of all participants in the ESOP in any plan year. Contributions under the ESOP for any individual participant in any year were limited to the lower of $30,000 or 25% of the participant's compensation. The Company provided for contributions of $850,000 in 1995 and $800,000 in 1996, plus interest due by the ESOP. The trust had used the contributions to first service debt incurred, if any, and then to purchase outstanding shares of the Company's stock. The ESOP was merged into the Profit Sharing Plan during 1997 pursuant to the Recapitalization and Stock Purchase Agreement. The transactions consummated pursuant to the Recapitalization and Stock Purchase Agreement are described in Note 11.

8.    COMMITMENTS AND CONTINGENCIES:

      The Company conducts certain of its operations from leased facilities. In addition, the Company leases automobiles and various types of machinery and equipment under operating leases generally expiring during the next three years.

      The following is a schedule of future minimum rental payments under operating leases (excluding autos) that have initial or remaining non-cancelable lease terms extending beyond December 31, 1998 (in thousands):

       1998                                                          $  719
       1999                                                             642
       2000                                                             522
       2001                                                             467
       2002                                                             341
       Thereafter                                                     1,437
                                                                     $4,128

      Rental expense for the years ended December 31, 1995, 1996 and 1997, was approximately $4,028,000, $4,005,000 and $4,037,000, respectively.

      The Company has entered into various cooperative research and development agreements in 1996 and 1997 requiring the Company, upon satisfaction of certain criteria, to make milestone payments and future royalty payments as specified in the agreements.

      The Company is subject to litigation, claims and assessments arising in the ordinary course of business. The Company accrues the cost of these items as they become known and are reasonably estimable. The Company is currently involved in litigation with a company concerning intellectual property rights. Although the Company believes that it will prevail in this litigation, there can be no assurance as to the outcome and, if it is determined adversely, the Company cannot estimate its loss. In the opinion of management, none of the currently known contingencies are expected to have a material adverse effect on the Company's results of operations or financial position.

 9.   RELATED PARTY TRANSACTIONS:

      The Company had a trade receivable of approximately $1,061,000 and $2,328,000 at December 31, 1996 and 1997, respectively, from CIS bio international, an affiliate of a significant stockholder prior to the Recapitalization described in Note 11. In addition, the accompanying consolidated statements of income (loss) include revenues from CIS bio international of approximately $99,000, $1,065,000 and $4,968,000 for 1995, 1996 and 1997, respectively, and reimbursements of research and development expenses of $2,961,000, $1,536,000 and $236,000 for 1995,
      1996 and 1997, respectively.

10.   GEOGRAPHIC INFORMATION AND INDUSTRY SEGMENTS:

      The Company operates predominately in three major geographic areas and two industry segments. Transfers between geographic areas are made at the estimated market value of the merchandise transferred. The eliminations result from intercompany or intersegment sales, receivables and profit in inventory.

      The following tables summarize the Company's operations by geographic area and industry segment for 1995, 1996 and 1997 (in thousands):

            GEOGRAPHIC AREAS                                1995                1996                 1997
  Revenues*
    United States, including third party                 $ 83,952             $ 88,552             $105,020
      export sales**
    Europe                                                 72,399               73,808               66,297
    Japan                                                  14,818               21,741               13,052
    Eliminations, net                                     (2,055)                 (83)                (256)
      Total consolidated                                 $169,114             $184,018             $184,113

  Operating profit (loss)***
    United States, including export sales                $ 13,674             $ 16,165             $(4,525)
    Europe                                                  8,855                9,745                6,993
    Japan                                                   4,169                6,623                3,235
    Eliminations, net                                     (1,955)              (1,791)                (970)
      Total consolidated                                 $ 24,743             $ 30,742             $  4,733

  Identifiable assets
    United States                                        $ 89,428             $105,495             $121,692
    Europe                                                 48,275               44,044               43,339
    Japan                                                   9,075               12,999                8,737
    Eliminations, net                                    (26,495)             (24,613)             (33,117)
      Total consolidated                                 $120,283             $137,925             $140,651


         *    Includes only sales to unaffiliated customers.

         ** Includes $16,480, $20,162 and $30,690 of third-party export sales for 1995, 1996 and 1997, respectively.

         ***  Operating   profit   (loss)   for   1996   and   1997   includes
              Recapitalization charges of $837 and $18,429, respectively, within the United States related to transactions as described in
              Note 11.

       INDUSTRY SEGMENT                                    1995                 1996                 1997

Revenues*
  Packard                                                $107,156             $122,676             $120,286
  Canberra                                                 61,958               61,342               63,827
    Total consolidated                                   $169,114             $184,018             $184,113

Operating profit (loss)
  Packard                                                $ 19,243             $ 25,737             $ 17,951
  Canberra                                                  8,260                8,401                7,729
  General corporate expenses                              (2,453)              (2,318)              (2,518)
  Recapitalization charges                                     --                (837)             (18,429)
  Eliminations                                              (307)                (241)                   --
    Total consolidated                                   $ 24,743             $ 30,742             $  4,733

Capital expenditures
  Packard                                                $  1,702             $  1,513             $  1,650
  Canberra                                                  1,625                1,202                1,972
    Total consolidated                                   $  3,327             $  2,715             $  3,622

Depreciation and amortization
  Packard                                                $  2,427             $  2,971             $  3,396
  Canberra                                                  2,248                2,164                3,776
    Total consolidated                                   $  4,675             $  5,135             $  7,172

Identifiable assets
  Packard                                                $ 81,457             $ 98,912             $ 95,540
  Canberra                                                 38,826               39,013               45,111
    Total consolidated                                   $120,283             $137,925             $140,651

      * Includes only sales to unaffiliated customers.

11.   RECAPITALIZATION AND STOCK PURCHASE AGREEMENT:

      On March 4, 1997, Stonington Capital Appreciation 1994 Fund, L.P. (Stonington) acquired approximately 69% of the common stock of the Company on a fully-diluted basis as a result of the transactions described below. The transactions include (a) acquisition by Stonington and certain other investors of $54.0 million of common stock from certain continuing stockholders, (b) acquisition by Stonington of $17.5 million of common stock from the Company, (c) a tender offer by the Company to all non-continuing stockholders for $208.6 million, and (d) cancellation of all stock options held by the non-continuing stockholders for $3.3 million. The price per share for the above transactions was $22.25 (prior to the effect of a one-for-one stock dividend) except for the option redemption where the price was $22.25 (prior to the effect of a one-for-one stock dividend) less the exercise price of such stock options. The Company used the proceeds of the stock offering, $8.3 million from the exercise of certain options, cash on hand and $190.0 million in proceeds from the Financings to redeem the shares in the tender offer, purchase certain outstanding options (approximately $12.9 million) and pay transaction fees and expenses (approximately $21.5 million), of which $2.5 million was a fee paid to Stonington. All of the foregoing transactions are collectively referred to as the Recapitalization. The transaction fees and expenses include costs associated with the stock offering, the Financings and other expenses. As a part of the Recapitalization, the Company and certain executives of the Company who were party to a supplemental retirement plan (SERP) agreed to terminate the plan for a payment of $2.4 million in the aggregate. The transaction fees and expenses also include the cost of terminating the SERP. Approximately $837,000 and $18,429,000 of recapitalization related expenses have been included as Recapitalization charges in the accompanying consolidated statements of income (loss) for 1996 and 1997, respectively.

      Pursuant to the terms of a Stockholders Agreement among the Company, Stonington, certain other stockholders of the Company, and certain members of management of the Company ("Management Stockholders"), the Management Stockholders have the right, prior to the earlier of an initial public offering of common stock of the Company and the tenth anniversary of the Recapitalization, to require the Company to purchase common stock and options held by such Management Stockholders upon termination of employment due to death, disability, retirement or certain cases of involuntary termination. Under certain circumstances, the Company may pay or may be required to pay for the common stock or options with a subordinated note of the Company.


12.   MINORITY INTEREST ACQUISITION:

      In May, 1997, a subsidiary of the Company, Packard Japan KK ("PJKK"), entered into an agreement, for a fixed amount denominated in Japanese yen, to acquire the 40% interest held by its minority stockholder for approximately $7.5 million. The agreement obligates PJKK to acquire approximately 60% of the minority interest in 1997 and the remainder in future years as PJKK generates sufficient earnings to allow the transaction to occur in accordance with Japanese laws and regulations. Under the agreement, the minority stockholder has surrendered the rights to any dividends from PJKK subsequent to December 31, 1996. The Company has reflected the acquisition in full as of the effective date of the agreement which was April 1, 1997, and, as a result, the minority interest has been eliminated and the related acquisition obligations as well as resulting goodwill have been recorded as of such date.


13.   ACQUISITION OF AQUILA TECHNOLOGIES GROUP, INC.:

      On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila Technologies Group, Inc. (Aquila), a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials, and an original equipment manufacturer ("OEM") of process control equipment. The Company acquired Aquila for approximately $6.7 million in cash with additional future payments to be made contingent upon post-acquisition operating results through calendar year 2000 up to a maximum of $10.4 million in additional payments (the "Contingent Payments").

      The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $4.3 million and has been reflected as goodwill in the accompanying consolidated balance sheets. As future Contingent Payments are made, the related goodwill will increase. An additional $1.2 million was earned as Contingent Payments during the period of September 4 through December 31, 1997. The goodwill is being amortized on a straight-line basis over 20 years.

      The operating results of Aquila have been reflected in the accompanying consolidated statements of income (loss) from the date of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisition had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary (consisting only of normal recurring items) for a fair presentation. The pro forma adjustments primarily consist of: amortization of goodwill associated with the acquisition, removal of pre-acquisition discontinued operations, adjustments to certain historical Aquila compensation levels to be more indicative of post-acquisition levels, additional interest expense relating to the financing of the acquisition, and related income tax effects, if any, of the above.

                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                    UNAUDITED
                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                       1996                          1997
Net sales                                                            $202,130                      $192,620
Operating profit                                                     $ 31,237                      $  6,588
Net income (loss)                                                    $ 18,982                     ($ 17,474)
Basic earnings (loss) per share                                      $   0.77                     ($   1.40)


ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable; there was no change in or disagreements with the Company's independent public accountants.

                                   PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth information concerning the executive officers and directors of the Company:

        NAME                              AGE                                   POSITION
  Emery G. Olcott                         59         Chairman of the Board, Chief Executive Officer and President
  Richard T. McKernan                     60         Senior Vice President and Director of the Company and
                                                     President, Packard
  George Serrano                          52         Vice President, Secretary and Director of the Company and
                                                     President, Canberra
  Benjamin Campagnuolo                    57         Vice President, International Sales, Canberra
  Ben D. Kaplan                           40         Vice President and Chief Financial Officer
  Orren K. Tench, Jr.                     55         Vice President and General Manager, Detector Products Division,
                                                     Canberra
  Robert F. End                           42         Director
  Bradley J. Hoecker                      36         Director
  Stephen M. McLean                       40         Director
  Alexis P. Michas                        40         Director
  Peter P. Tong                           56         Director

      The directors are appointed to serve in such positions until such time as the Board elects and qualifies their successors.

      Emery G. Olcott is the Chief Executive Officer and President of the Company, positions he has held for at least five years. He also became Chairman of the Board effective as of the Recapitalization closing. Mr. Olcott co-founded the Company in 1965. Mr. Olcott is a Director of Yankee Energy System, Inc., a gas distribution company.

      Richard T. McKernan is the President of Packard, a position he has held for at least five years, and a Senior Vice President and Director of the Company.

      George Serrano is the President of Canberra, a position he has held since January 1994. Mr. Serrano became a Director of the Company effective as of the Recapitalization closing. Mr. Serrano is also a Vice President and Secretary of the Company, a position he has held for at least five years. From
April 1991 to December 1993, he was the Vice President for Canberra International Operations, during which time he managed the Company's sales and service subsidiaries and European operations.

      Benjamin Campagnuolo is Vice President of International Sales for Canberra, a position he has held for at least five years.

      Ben D. Kaplan has been a Vice President and the Chief Financial Officer of the Company since February 1997. From August 1992 to January 1997, he was a partner at Arthur Andersen LLP, a public accounting firm.

      Orren K. Tench, Jr. is Vice President and General Manager of Canberra's Detector Products Division, a position he has held since 1992.

      Robert F. End is a Partner and a Director of Stonington Partners, Inc. ("Stonington I"), a position that he has held since 1993, and is also a Partner and a Director of Stonington Partners, Inc. II, a Delaware corporation ("Stonington II"), a position he has held since 1994. He has also been a Director of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co., since 1993 and a Consultant to MLCP since 1994. He was a Partner of MLCP from 1993 to 1994 and Vice President of MLCP from 1989 to 1993. Mr. End was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1993 to July 1994 and a Director of the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1993. Mr. End is also a Director of Goss Graphic Systems, Inc. and United Artists Theatre Circuit, Inc. and several privately held corporations.

      Bradley J. Hoecker is a Partner of Stonington I, a position that he has held since 1993. He was a Principal of MLCP from 1993 to 1994 and an Associate of MLCP from 1989 to 1993 and has been a Consultant to MLCP since 1994. Mr. Hoecker was also an Associate in the Investment Banking Division of Merrill Lynch & Co. from 1989 to 1994. Mr. Hoecker is also a Director of several privately held corporations.

      Stephen M. McLean is a Partner and a Director of Stonington I, a position that he has held since 1993, and is also a Partner and a Director of Stonington II, a position he has held since 1994. He has also been a Director of MLCP since 1987 and a Consultant to MLCP since 1994. He was a Partner of MLCP from 1993 to 1994 and a Senior Vice President of MLCP from 1987 to 1993. Mr. McLean was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1987 to 1994. Mr. McLean is also a Director of CMI Industries, Inc., Dictaphone Corporation, Pathmark Stores, Inc., Supermarkets General Holding Corp. and several privately held corporations.

      Alexis P. Michas is a Managing Partner and a Director of Stonington I, a position he has held since 1993, and is also a Managing Partner and a Director of Stonington II, a position he has held since 1994. Mr. Michas has also been a Director of MLCP since 1989. He was a Partner of MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1991 to 1994 and a Director in the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1991. Mr. Michas is also a Director of Blue Bird Corporation, Borg-Warner Automotive, Inc., Borg-Warner Security Corporation, Merisel, Inc., Dictaphone Corporation, Goss Graphic Systems, Inc. and several privately held corporations.

      Peter P. Tong served as the Co-President of Marquette Electronics, Inc., a manufacturer of medical equipment, from January 1996 to May 1996. From 1991 to 1996, he served as President, Chairman and Chief Executive Officer of E for M Corporation, also a manufacturer of medical equipment. Since May 1996, Mr. Tong has been self-employed as a private investor. Mr. Tong is also a director of Dictaphone Corporation, Marquette Electronics, Inc. and several privately held corporations.


ITEM 11:  EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid by the Company to its Chief Executive Officer and to each of its four most highly-compensated executive officers (other than the Chief Executive Officer) whose total compensation exceeded $100,000 during the last fiscal year, for the year ended December 31, 1997:

                          SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                          ANNUAL COMPENSATION                        COMPENSATION

                                                                                                      SECURITIES         ALL OTHER
                                                                                                      UNDERLYING       COMPENSATION
     NAME AND PRINCIPAL POSITION              YEAR               SALARY             BONUS              OPTIONS             (1)(2)
                                                                   ($)               ($)                 (#)                 ($)
Emery G. Olcott, Chairman of the Board,
  Chief Executive Officer
  and President                               1997              $348,340          $135,000             140,000           $2,197,128
                                              1996              $358,752          $330,000              30,000           $   51,448
Richard T. McKernan, President,
  Packard                                     1997              $251,656          $ 65,200             140,000           $1,207,328
                                              1996              $241,539          $145,000              50,000           $   18,805
George Serrano, President,
 Canberra                                     1997              $161,153          $ 70,000              75,000           $  163,066
                                              1996              $158,848          $ 94,000              25,000           $   10,287
Ben D. Kaplan, Vice President and Chief
  Financial Officer (3)                       1997              $172,004          $ 60,000             100,000           $  144,750
Staf van Cauter, Vice President,
 Packard                                      1997              $167,044          $ 27,000              30,000           $   28,000
                                              1996              $173,312          $ 38,500              20,000           $    7,389
Orren K. Tench, Jr., Vice President and
  General Manager, Canberra                   1997              $145,262          $ 50,000              30,000           $  281,462
                                              1996              $139,539          $ 60,000                  --           $    9,037


(1) 1997 amounts consist of payments made upon the termination of the Company's supplemental executive retirement plan ("SERP") (Messrs. Olcott, McKernan and Tench received $1,369,726, $799,927 and $246,700, respectively), special bonuses for efforts expended in connection with the Recapitalization transaction ($255,000, $250,000, $115,000, $140,000 and $20,000 for Messrs. Olcott, McKernan, Serrano, Kaplan and van Cauter, respectively), Company contributions made pursuant to the Company's defined contribution plan ($8,000 each for Messrs. Olcott, McKernan, Serrano, Tench and van Cauter and $4,750 for Mr. Kaplan), payments made for premiums and liquidation of cash surrender values of split-dollar life insurance policies ($523,822, $146,601, $37,266 and $25,762 for
      Messrs. Olcott, McKernan, Serrano and Tench, respectively) and payments made for personal tax consultation services rendered by the Company's income tax advisors ($40,580, $2,800, $2,800 and $1,000 for Messrs. Olcott, McKernan, Serrano and Tench, respectively).

(2) 1996 amounts consist of split-dollar premiums in the amount of $44,059, $11,416, $2,898 and $1,648 paid by the Company on behalf of Messrs. Olcott, McKernan, Serrano and Tench, respectively, and Company contributions made pursuant to the Company's defined contribution plans in the amount of $7,389 for each of Messrs. Olcott, McKernan, Serrano, van Cauter and Tench.

(3) Mr. Kaplan commenced employment with the Company in February 1997 and, as such, there was no 1996 compensation.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                              INDIVIDUAL GRANTS

                                              NUMBER OF           % OF TOTAL
                                              SECURITIES         OPTIONS/SARS                                            GRANT DATE
                                              UNDERLYING          GRANTED TO     EXERCISE OR                               PRESENT
                                             OPTIONS/SARS        EMPLOYEES IN     BASE PRICE                                VALUE
        NAME                                 GRANTED(#)(1)       FISCAL YEAR      ($/SHARE)       EXPIRATION DATE           ($)(2)
  Emery G. Olcott                                95,000             9.88%          $13.625            6/24/07              $617,975
                                                 45,000             4.68%          $11.125            6/24/07              $239,013
  Richard T. McKernan                            95,000             9.88%          $13.625            6/24/07              $617,975
                                                 45,000             4.68%          $11.125            6/24/07              $239,013
  George Serrano                                 45,000             4.68%          $13.625            6/24/07              $292,725
                                                 30,000             3.12%          $11.125            6/24/07              $159,342
  Ben D. Kaplan                                 100,000            10.40%          $11.125            6/24/07              $531,140
  Staf van Cauter                                 5,000             0.52%          $13.625            6/24/07              $ 32,525
                                                 25,000             2.60%          $11.125            6/24/07              $132,785
  Orren K. Tench, Jr.                            20,000             2.08%          $13.625            6/24/07              $130,100
                                                 10,000             1.04%          $11.125            6/24/07              $ 53,114


(1) The terms of the stock options granted in fiscal 1997 provided that the $13.625 options vest immediately at the grant date and the $11.125 options become exercisable in 20% annual installments commencing with the date of grant.

(2) The grant date present value was determined using the Black-Scholes model of option pricing. The assumptions used in calculating the grant date present values were as follows:

                                                                                       STOCK OPTION
                                                                           $13.625                            $11.125

Expected volatility                                                          0.00%                              0.00%
Risk-free rate of return                                                     6.49%                        6.02%-6.49%
Dividend yield                                                               0.00%                              0.00%
Expected life                                                             10 years                           10 years
Minimum option value                                                         $6.51                              $5.31



              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                 AND OPTION/SAR VALUES AS OF DECEMBER 31, 1997

                                                                            NUMBER OF
                                                                      SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                                    UNEXERCISED OPTIONS/SARS     IN-THE-MONEY OPTIONS/SARS
                                                                     AT FISCAL YEAR END (#)        AT FISCAL YEAR END ($)
                                 SHARES
                               ACQUIRED ON         VALUE
        NAME                  EXERCISE(#)(1)   REALIZED($)(1)     EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
  Emery G. Olcott                 344,000        $4,340,313         164,000          36,000        $656,440       $102,060
  Richard T. McKernan             188,000        $2,041,647         164,000          36,000        $646,780       $102,060
  George Serrano                  102,500        $1,139,175         103,000          24,000        $528,375       $ 68,040
  Ben D. Kaplan                         0        $        0          20,000          80,000        $ 56,700       $226,800
  Staf van Cauter                  38,000        $  390,988          44,000          20,000        $348,560       $ 56,700
  Orren K. Tench, Jr.                   0        $        0          22,000           8,000        $ 12,370       $ 22,680


(1) In connection with the Recapitalization, certain outstanding options, as indicated in the table above, were purchased from management and employees. The values reflected in the above table represent the difference between the price paid for the options and the purchased options respective exercise prices.

SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

      The Company entered into SERPs with each of Messrs. Olcott, McKernan and Tench. The SERPs were not funded, but provided that, upon a change of control, the Company would establish grantor trusts funded with assets to fund the benefits under them. At the Recapitalization closing, in lieu of establishing such grantor trusts, the Company made a lump sum payment to Messrs. Olcott, McKernan and Tench of $2.4 million in the aggregate to satisfy the Company's obligations under the SERPs, and the SERPs were terminated.

EMPLOYMENT AGREEMENTS

      The    Company    has    entered    into   employment   agreements   with
Messrs. Olcott, McKernan, Serrano, Kaplan, van Cauter and Tench. Set forth below is a summary of the material provisions of the employment agreements with Messrs. Olcott, McKernan, Serrano, Kaplan, van Cauter and Tench, which is qualified in its entirety by reference to the provisions of such employment agreements, copies of which have been incorporated by reference as exhibits hereto.

      The employment agreements with Messrs. Olcott, McKernan, Serrano, Kaplan, van Cauter and Tench (each, an "Executive") supersede any other agreement between any of them and the Company concerning their employment. Mr. Olcott serves as Chairman of the Board, Chief Executive Officer and President of the Company; Mr. McKernan serves as Senior Vice President and a Director of the Company, and as President of Packard; Mr. Serrano serves as Vice President, Secretary and a Director of the Company, and as President of Canberra; Mr. Kaplan serves as Vice President and Chief Financial Officer; Mr. van Cauter serves as Vice President of Packard, or in such other capacity as may be assigned to him by the Chief Executive Officer of the Company or the President of Packard; and Mr. Tench serves as a Vice President of the Company and General Manager of its Detector Products Division. Each of the employment agreements provides for an initial employment term of three years, except for an initial employment term of two years in the case of Mr. van Cauter. Under each employment agreement, excluding Mr. Kaplan, the initial employment term will be automatically extended for additional 13-month terms on the first day of the calendar month following each anniversary of the date of the employment agreements, beginning on the second anniversary of the date of the employment agreements (the first anniversary in the case of Mr. van Cauter), unless affirmatively terminated by the Company. There is an agreed-upon annual base salary for each executive, with annual increases no less than the increase in the U.S. Consumer Price Index - All Urban Consumers. Each Executive is also eligible to receive an annual cash bonus determined in accordance with the terms of the Company's annual bonus incentive plans then in effect.

      Upon termination of employment by the Company other than for "cause" or "disability," or upon termination by the Executive for "good reason" (as such terms are defined in the employment agreements), the Company will pay to the Executive an amount in cash equal to the sum of (i) accrued annual base salary as of the date of termination, a pro rata portion of the target annual bonus accrued to the date of termination and any other accrued but unpaid annual bonuses, vacation pay or deferred compensation not yet paid (the "Accrued Obligations"), (ii) annual base salary and annual bonus amounts for the remainder of the employment period, and (iii) additional contributions to the thrift savings plan, if any, to which the Executive would have been entitled had his employment continued for a period of three years (two years in the case of Mr. van Cauter) after the date of termination. In addition, the Executive will be entitled to participate in all welfare benefit plans for a period of three years (two years in the case of Mr. van Cauter) after the date of termination on terms at least as favorable as those that would have been applicable had his employment not been terminated and, to the extent that any form of compensation will not be fully vested or require additional service, the Executive will be credited with additional service of three years (two years in the case of Mr. van Cauter) after the date of termination. Upon termination of employment due to death or disability, the Company will pay to the Executive or to his respective beneficiaries, all amounts that would have been due had such Executive remained in the employ of the Company until the end of his employment period. If employment is terminated for cause, the Company will pay to the Executive annual base salary through the date of termination and any deferred compensation not yet paid, and if the Executive voluntarily terminates employment other than for good reason, the Company will pay to the Executive in a lump sum the Accrued Obligations other than any accrued bonus amount.

      Excluding Mr. Kaplan, each of the employment agreements also provides that, during employment and (unless employment terminates by reason of death or disability) for one year (two years in the case of Messrs. Serrano, van Cauter and Tench) after employment ends or, if later, for one year (two years in the case of Messrs. Serrano, van Cauter, and Tench) after employment would have ended had it not been previously terminated, each Executive will not solicit any employees of the Company or compete with the Company. In consideration for such noncompetition covenant, the Company will pay to each Executive the sum of his annual base salary and his target annual bonus, such amount payable in equal monthly installments during the portion of the noncompetition period following the date of termination.

MANAGEMENT STOCK INCENTIVE PLAN

      At the Recapitalization closing, the Company adopted the Management Stock Incentive Plan (the "Plan") pursuant to which directors, officers and key employees of the Company and its subsidiaries (the "Eligible Participants") will be granted nonstatutory stock options exercisable into shares of Common Stock (the "New Options"). The Plan is not related to the Company's Stock Option Plan of 1971 (the "Existing Options"). The Plan is administered by either the Compensation Committee of the Board (the "Committee") or the Board. The Committee or the Board has the discretion to select those to whom New Options will be granted (from among those eligible). The Board or the Committee has the authority to interpret and construe the Plan, and any interpretation or construction of the provisions of the Plan or of any New Options granted under the Plan by the Board or the Committee will be final and conclusive.

      New Options to purchase up to 952,840 shares of Common Stock at an exercise price equal to $11.125 per share (the "Incentive Options") are permitted to be granted under the Plan. The Incentive Options vest ratably and become exercisable per year on each of the first through fifth anniversaries of the date of grant, provided that the Eligible Participant continues to be employed by the Company or a subsidiary of the Company. In addition, New Options to purchase up to 278,052 shares of Common Stock at an exercise price equal to $13.625 per share (the "Performance Options") are permitted to be granted under the Plan. All of the Performance Options will be vested and fully exercisable immediately upon the date of grant. In the event of an Extraordinary Transaction (as defined in the Plan) of the Company prior to the fifth anniversary of the date of grant of an Incentive Option, all outstanding Incentive Options will become fully vested upon consummation of the Extraordinary Transaction. The Company granted 696,500 Incentive Options and 265,000 Performance Options during 1997.

      The terms and conditions of a New Option grant are set forth in a related New Option agreement (the "New Option Agreement"). New Options granted under the Plan will terminate upon the earliest to occur of (a) the tenth anniversary of the date of the New Option Agreement; (b) the date on which the Company acquires any shares of Common Stock, Existing Options or New Options held by the Eligible Participant in connection with the exercise of a Put Right (as defined in the Stockholders' Agreement); (c) the one-hundred-eighty-day anniversary of the date of death, Retirement (as defined in the Stockholders' Agreement) or Disability (as defined in the Stockholders' Agreement) of the Eligible Participant; (d) the thirty-day anniversary of the date that the Eligible Participant ceases to be a full-time employee of the Company or its subsidiaries for any reason other than as set forth in (c) above or in
(e) below; and (e) immediately upon an Eligible Participant's voluntary termination of employment other than due to death, Retirement or Disability, or termination for Cause (as defined in the Stockholders' Agreement). Payment of the New Option exercise price must be made in cash.

      If New Options granted under the Plan are repurchased by the Company pursuant to the "Put Rights" and "Call Rights" contained in the Stockholders' Agreement, described below, the shares covered by such New Options will again be available for grant under the Plan. In the event of the declaration of a stock dividend, or a reorganization, merger, consolidation, acquisition, disposition, separation, recapitalization, stock split, split-up, spin-off, combination or exchange of any shares of Common Stock or like event, the number or character of the shares subject to the New Option or the exercise price of any New Option may be appropriately adjusted as deemed appropriate by the Committee or the Board.

      The Plan terminates upon, and no New Options will be granted after, the tenth anniversary of the Recapitalization closing, unless the Plan has sooner terminated due to grant and full exercise of New Options covering all the shares of Common Stock available for grant under the Plan. The Board may at any time amend, suspend or discontinue the Plan; provided, however, that the Board may not alter, amend, discontinue or revoke or otherwise impair any outstanding New Options granted under the Plan and which remain unexercised in a manner adverse to the holders thereof, except if the written consent of such holder is obtained.

COMPENSATION OF DIRECTORS

      The Company does not pay any compensation to directors. At the Recapitalization closing, Peter P. Tong, a director, was granted Incentive Options for 10,000 shares of Common Stock and purchased 22,470 shares (reflecting the effect of the one-for-one stock dividend) of Common Stock from the Company at the same price per share of Common Stock paid by the Company in the tender offer associated with the Recapitalization.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Through the Recapitalization date, the Company's Compensation Committee during 1997 consisted of Emery G. Olcott, the Company's President and Chief Executive Officer, David R. Meredith and Charles Panneciere, former directors. Subsequent to the Recapitalization, the Compensation Committee consisted of Mr. Olcott, Alexis P. Michas and Robert F. End.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Common Stock of the Company as of December 31, 1997, by (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company and (ii) each director, each executive officer and all directors and officers as a group. Except as set forth in the footnotes to the table, each stockholder listed below has informed the Company that such stockholder has sole voting and investment power with respect to the shares of Common Stock of the Company beneficially owned by such stockholder.

                                                                                                          SHARES OF COMPANY
                                                                                                            COMMON STOCK
                                                                                                        BENEFICIALLY OWNED(a)

                        NAME AND ADDRESS                                                                                    PERCENT
                        OF BENEFICIAL OWNER                                                        NUMBER                      (b)
  Stonington Capital Appreciation 1994 Fund, L.P. ("The Fund") (c)                              6,404,496                     64.0%
  Emery G. Olcott (d)                                                                             652,000                      6.5%
  Richard T. McKernan (e)                                                                         307,904                      3.1%
  George Serrano (f)                                                                              182,400                      1.8%
  Ben D. Kaplan (g)                                                                                24,000                         *
  Staf van Cauter (h)                                                                              54,000                         *
  Orren K. Tench, Jr. (i)                                                                         202,000                      2.0%
  Robert F. End (j)                                                                                     0                        --
  Bradley J. Hoecker (j)                                                                                0                        --
  Stephen M. McLean (j)                                                                                 0                        --
  Alexis P. Michas (j)                                                                                  0                        --
  Peter P. Tong (k)                                                                                24,470                         *
  Directors and Executive Officers as a group (11 persons) (j)(l)                               1,467,774                     14.7%


  *   Signifies less than 1%.

(a) The figures assume exercise by only the stockholder or group named in each row of all options for the purchase of Common Stock held by such stockholder or group which were exercisable by March 1, 1998.

(b) Figures are based upon 9,005,174 shares of Common Stock outstanding as of December 31, 1997.

(c) The Fund is the record holder of 6,179,778 shares of Common Stock. The Fund also controls, but disclaims beneficial ownership of, an additional 224,718 shares purchased by two institutional investors pursuant to the Stockholders' Agreement. The Fund is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington. Stonington Partners, L.P. ("SPLP"), a Delaware limited partnership, is the general partner of the Fund, with a 1% economic interest in the Fund. Except for such economic interest, SPLP disclaims beneficial ownership of the shares set forth above. Stonington II is the general partner of SPLP with a 1% economic interest in SPLP. Except for such economic interests, Stonington II disclaims beneficial ownership of the shares set forth above.

      Pursuant to a management agreement with the Fund, Stonington has full discretionary authority with respect to the investments of the Fund, including the authority to make and dispose of such investments. Furthermore, Stonington has a 7.4% economic interest in SPLP. Stonington disclaims beneficial ownership of the shares set forth above. The address for each of the entities and individuals listed in this footnote is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, NY 10153.

(d) Includes shares held by Mr. Olcott's spouse, mother and minor child and family trusts of which Mr. Olcott is trustee. Includes 164,000 shares subject to options which were exercisable by March 1, 1998. Mr. Olcott's address is c/o Packard BioScience Company, 800 Research Parkway, Meriden, Connecticut 06450.

(e)   Includes shares held by Mr.  McKernan's  spouse  and  the McKernan Family
      Partnership.   Includes  164,000  shares  subject to options  which  were exercisable by March 1, 1998.

(f) Includes 103,000 shares subject to options which were exercisable by March 1, 1998.

(g) Includes 20,000 shares subject to options which were exercisable by March 1, 1998.

(h) Includes 44,000 shares subject to options which were exercisable by March 1, 1998.

(i) Includes 22,000 shares subject to options which were exercisable by March 1, 1998.

(j) Excludes shares held by the Fund of which Mr. End, Mr. Hoecker, Mr. McLean and Mr. Michas may be deemed to be beneficial owners as a result of their ownership of stock in, and membership on the Boards of Directors of, Stonington and Stonington II, but they disclaim such beneficial ownership.

(k) Includes 2,000 shares subject to options which were exercisable by March 1, 1998.

(l)   Includes  shares  held  by  certain  family members, trusts  and  similar
      entities.   Includes  530,000  shares  subject   to  options  which  were
      exercisable by March 1, 1998.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

      The Company, the Fund, three institutional investors, the Management Stockholders, certain Continuing Stockholders and other stockholders of the Company (each, a "Stockholder") entered into a stockholders' agreement (the "Stockholders' Agreement"), which contains, among other terms and conditions, provisions relating to corporate governance, certain restrictions with respect to the transfer of Common Stock by certain parties thereunder, certain rights related to puts and calls and certain registration rights granted by the Company with respect to shares of Common Stock.

      Pursuant to the terms of the Stockholders' Agreement, each of the Stockholders has agreed to elect an initial slate of directors of the Company who have been nominated by the Fund; provided that such initial slate shall consist of three Management Stockholders, four designees of the Fund and two independent directors mutually agreed upon by the Fund and the Chief Executive Officer of the Company. After the initial slate of directors has been elected, the Fund has the right to nominate at any time and from time to time all directors of the Company (including the right to reduce or expand the Board of Directors and to fill vacancies created thereby) and, subject to applicable law, has the right to remove such directors at any time and from time to time and each of the Stockholders has agreed to vote in favor of such nomination or removal of directors. The initial slate of directors has been elected.

      Pursuant to the terms of the Stockholders' Agreement, in the event that, prior to an Initial Public Offering (as defined in the Stockholders' Agreement), the Fund proposes to sell securities which, in the aggregate, represent 40% or more of the common equity on a fully diluted basis to a third party which is not, and following such sale will not be, an affiliate of the Fund, the Management Stockholders and the Continuing Stockholders have the right to elect to participate in such sale with respect to a certain number of shares of Common Stock held by them on a pro rata basis. In the event that, prior to an Initial Public Offering, the Fund proposes to sell securities which, in the aggregate, represent 40% or more of the common equity on a fully diluted basis to a third party which is not, and following such sale will not be, an affiliate of the Fund, the Fund has the right to require each Management Stockholder, Continuing Stockholder and such other Stockholders who have agreed to be bound by the Stockholders' Agreement to participate in such sale with respect to a certain number of shares of Common Stock held by them on a pro rata basis.

      Management Stockholders and Continuing Stockholders are not permitted, without the prior consent of the Company, to sell or transfer shares of Common Stock, other than to permitted transferees (I.E., family members, in the case of Management Stockholders, and, upon the death of a Management Stockholder or a Continuing Stockholder, to his or her estate or executors), prior to the occurrence of the earlier of March 4, 2002, and an Initial Public Offering. Following an Initial Public Offering, Management Stockholders and Continuing Stockholders may transfer shares subject to applicable restrictions under the Securities Act and other federal and state securities laws. On or after March 4, 2002, and prior to March 4, 2007, if an Initial Public Offering has not occurred, Management Stockholders and Continuing Stockholders are permitted to sell Common Stock to third parties after first giving the Company, the other Management Stockholders and the Continuing Stockholders a right of first refusal for the same number of shares of Common Stock at the same price.

      Prior to the earlier of an Initial Public Offering or March 4, 2007, the Company has the right to require a Management Stockholder to sell to the Company his or her shares of Common Stock, New Options and Existing Options upon a termination of employment for any reason. Such right is exercisable within a period of 190 days after the date of termination of employment, subject to certain extensions, at a price per share, depending on the reason for termination of employment and whether such shares were shares of Common Stock retained by such Management Stockholder in the Recapitalization or
Existing  Options,  equal  to  the  Fair  Value  Price  (as  defined   in   the
Stockholders' Agreement) or the Original Purchase Price (as defined in the Stockholders' Agreement) of a share of Common Stock and at a price per New Option or Existing Option equal to the difference between the Fair Value Price or the Original Purchase Price of the shares of Common Stock covered by such New Option or Existing Option and the exercise price of the shares of Common Stock covered by such New Option or Existing Option, multiplied by the number of shares of Common Stock covered by the New Option or Existing Option.

      Prior to the earlier of an Initial Public Offering or March 4, 2007, each Management Stockholder has the right to require the Company to purchase his or her shares of Common Stock, New Options or Existing Options upon termination of employment due to death, Disability, Retirement or certain instances of Involuntary Termination (as defined in the Stockholders' Agreement). Such a right is exercisable within a period of 180 days after the date of termination of employment due to death, Disability, Retirement or certain instances of Involuntary Termination, subject to certain extensions, (a) at a price per share of Common Stock equal to the Fair Value Price thereof, and (b) at a price per New Option or Existing Option equal to the difference between the Fair Value Price of the shares of Common Stock covered by such New Option or Existing Option and the exercise price of the shares of Common Stock covered by such New Option or Existing Option, multiplied by the number of shares of Common Stock covered by the New Option or Existing Option. If the payment for the shares of Common Stock, New Options or Existing Options would constitute or cause a breach or default under any agreement or instrument to which the Company or any of its subsidiaries is bound or violate any law applicable to the Company or any of its subsidiaries, the Company is permitted to pay for the shares or options with a subordinated note of the Company that will, among other things, contain subordination terms which are reasonably satisfactory to the relevant senior lenders to the Company or any of its subsidiaries.

      In the event that a Management Stockholder's employment is terminated due to Voluntary Resignation (as defined in the Stockholders' Agreement) or Involuntary Termination, but not if such termination is for Cause (as defined in the Stockholders' Agreement), and the Company does not repurchase such Management Stockholder's Existing Options pursuant to the Company's rights set forth in the preceding paragraph, the Stockholders' Agreement provides that the term of such Existing Options shall be extended for five years from such termination or until 30 days following an Initial Public Offering, if sooner. The Company has also agreed, pursuant to the Stockholders' Agreement, to indemnify Management Stockholders against additional tax liability arising from the exercise of "Put Rights" and "Call Rights" contained in the Stockholders' Agreement resulting in "dividend" distributions under Section 302 of the Code.

      Stockholders are, subject to certain limitations, entitled to register shares of Common Stock in connection with a registration statement prepared by the Company to register common equity beneficially owned by the Fund. The Fund has the right to require the Company to take such steps as necessary to register all or part of the Common Stock held by the Fund under the Securities Act pursuant to the provisions of the Stockholders' Agreement. After an Initial Public Offering, Stockholders other than the Fund have the right on one occasion to require the Company to take such steps as necessary to register shares of Common Stock held by such Stockholders under the Securities Act, subject to certain minimum amounts and other limitations. The Stockholders' Agreement contains customary terms and provisions with respect to, among other things, registration procedures and certain rights to indemnification granted by parties thereunder in connection with the registration of Common Stock subject to such agreement.

OTHER RELATED PARTY TRANSACTIONS

      Prior to the Recapitalization, Compagnie Oris Industrie, S.A. ("Oris") owned 30.7% of the outstanding Common Stock of the Company. Oris sold all of its shares of Common Stock pursuant to the Recapitalization and does not own any Common Stock of the Company. In 1996, Packard entered into an agreement with CIS bio international ("CIS"), an affiliate of Oris, pursuant to which Packard agreed to become the exclusive worldwide manufacturer of the KRYPTOR system for CIS. The agreement terminates on December 31, 2002, but may be extended upon agreement of the parties. In 1995, Packard entered into another agreement with CIS pursuant to which Packard obtained a 10-year license to certain HTRF<trademark> technology owned by CIS. Packard agreed to pay CIS $700,000 plus specified annual royalties. CIS may cancel the license or make it nonexclusive if certain targets are not met. CIS may also cancel the license if the Company is controlled by a competitor of CIS. The Company had revenues from CIS of approximately $99,000, $1,065,000 and $4,968,000 for 1995, 1996 and 1997, respectively, and CIS reimbursed the Company for certain R&D expenses in the amounts of $2,961,000, $1,536,000 and $236,000 for 1995, 1996
and 1997, respectively. The Company also had a non-interest bearing, trade receivable from CIS of approximately $1,061,000 and $2,328,000 at December 31, 1996 and 1997, respectively.

      Stonington received a structuring fee and reimbursement for certain out-of-pocket expenses totaling $2.6 million in the aggregate.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K:

      1.   Financial Statements.

           Report on Independent Public Accountants

           Consolidated Balance Sheets as of December 31, 1996 and 1997

           Consolidated Statements of Income (Loss) for the Years Ended December 31, 1995, 1996 and 1997

           Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1995, 1996 and 1997

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

           Notes to Consolidated Financial Statements

      2.   Financial Statements Schedules.

           Report of Independent Auditors on Consolidated Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts

           All other schedules have been omitted because they are not applicable or required.

      3.   Exhibits.

      Unless otherwise indicated, all exhibits are hereby incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-24001. Following a description of each exhibit that is incorporated by reference to such registration statement is a number in parenthesis indicating the exhibit number by which such exhibit is identified in such registration statement.

EXHIBIT NO.                                                              DESCRIPTION
3.1                                   Amended and Restated Certificate of Incorporation of the Company (3.1)
3.2                                   By-Laws of the Company (3.2)
4.1                                   Indenture,  dated  as  of March 4, 1997, between the Company and The Bank of New
                                      York, as Trustee (4.1)
4.2                                   Form of  9 3/8% Senior Subordinated Notes due 2007 (4.2)
4.3                                   Form of  9 3/8% Senior Subordinated Notes due 2007, Series B (4.3)
4.4                                   Credit  Agreement,  dated  as  of  March  4, 1997, by and among the Company, the
                                      Subsidiary Borrowers from time to time party  thereto,  the  several  banks  and other  financial  institutions  or  entities  from  time  to time party thereto,
                                      Canadian  Imperial  Bank  of  Commerce,  as  documentation  agent,   BancAmerica
                                      Securities, Inc. and CIBC Wood Gundy Securities Corp., each as a co-arranger and a  co-syndication  agent,  and  Bank  of  America  National  Trust  and  Savings
                                      Association, as administrative agent (4.4)
4.5                                   Waiver  and  First  Amendment,  dated  as  of  November  25, 1997, to the Credit
                                      Agreement*
4.6                                   Waiver  to  Credit Agreement and Guarantee and Collateral Agreement, dated as of
                                      February 11, 1998*
10.1                                  Management Stock Incentive Plan (10.5)
10.2                                  Stock Option Plan of 1971 (10.6)
10.3                                  Stockholders'  Agreement,  dated  as of March 4, 1997, by and among the Company,
                                      Merrill Lynch KECALP L.P. 1994, KECALP  Inc., the Management Investors listed in
                                      Schedule 1 thereto, the Non-Management Investors  listed  in  Schedule 2 thereto and Stonington Capital Appreciation 1994 Fund, L.P. (10.7)
10.4                                  Amendment No. 1 to Stockholders' Agreement; Amendment No. 1, dated as of June 2,
                                      1997, to the Stockholders' Agreement, dated as of March 4, 1997*
10.5                                  Employment  Agreement, dated as of March 4, 1997, by and between the Company and
                                      Emery G. Olcott (10.3)
10.6                                  Employment  Agreement, dated as of March 4, 1997, by and between the Company and
                                      Richard T. McKernan (10.4)
10.7                                  Employment Agreement by and between the Company and George Serrano (10.8)
10.8                                  Employment Agreement by and between the Company and Staf van Cauter (10.9)
10.9                                  Employment Agreement by and between the Company and Orren K. Tench, Jr. (10.10)
10.10                                 Employment  Agreement by and between the Company and Ben D. Kaplan (incorporated by reference to the Company's Form 10-Q for the period ended June 30, 1997)
21                                    List of subsidiaries of the Company*
27                                    Financial Data Schedule*


*Filed herewith.


(b)   Reports on Form 8-K:

      The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 1998.



Date:  March 26, 1998              By:             /s/ Emery G. Olcott
                                                       Emery G. Olcott
                                                 Chairman of the Board, Chief
                                                Executive Officer and President

Date:  March 26, 1998              By:             /s/ Ben D. Kaplan
                                                       Ben D. Kaplan
                                                  Vice President and Chief
                                                     Financial Officer

Date:  March 26, 1998              By:             /s/ David M. Dean
                                                       David M. Dean
                                                   Corporate Controller



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 26, 1998              By:             /s/ Richard T. McKernan
                                                       Richard T. McKernan
                                             Senior Vice President and Director
                                                       President, Packard

Date:  March 26, 1998              By:             /s/ George Serrano
                                                       George Serrano
                                         Vice President, Secretary and Director
                                                     President, Canberra

Date:  March 26, 1998              By:             /s/ Robert F. End
                                                       Robert F. End
                                                          Director

Date:  March 26, 1998              By:             /s/ Bradley J. Hoecker
                                                       Bradley J. Hoecker
                                                           Director

Date:  March 26, 1998              By:             /s/ Stephen M. McLean
                                                       Stephen M. McLean
                                                           Director

Date:  March 26, 1998              By:              /s/ Alexis P. Michas
                                                        Alexis P. Michas
                                                            Director

Date:  March 26, 1998              By:              /s/ Peter P. Tong
                                                        Peter P. Tong
                                                           Director



No annual report or proxy material has been sent to the Company's security holders.

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                              ON FINANCIAL STATEMENT SCHEDULE



To Packard BioScience Company:



      We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Packard BioScience Company and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997, included in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page 49 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 13, 1998

                                  SCHEDULE II


                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1997


                 COLUMN A                                   COLUMN B               COLUMN C               COLUMN D       COLUMN E

                                                           BALANCE AT      CHARGED TO    CHARGED TO                       BALANCE
                                                           BEGINNING       COSTS AND       OTHER                         AT END OF
                DESCRIPTION                                OF PERIOD       EXPENSES       ACCOUNTS       DEDUCTIONS       PERIOD
For the year ended December 31, 1995:
   Reserves which are deducted in the
   balance sheet from assets to which they apply -
     Reserves for uncollectible amounts                    $421,615        $ 28,912                       $ 29,164       $421,363
For the year ended December 31, 1996:
   Reserves which are deducted in the
   balance sheet from assets to which they apply -
     Reserves for uncollectible amounts                    $421,363        $100,113                       $ 46,138       $475,338
For the year ended December 31, 1997:
   Reserves which are deducted in the
   balance sheet from assets to which they apply -
     Reserves for uncollectible amounts                    $475,338        $165,898      $40,000(a)       $ 98,740       $582,496

(a)Represents recorded reserve at date of acquisition.
