Form 10-Q
period 1998-03-31
PACKARD BIOSCIENCE CO
filed 1998-05-14
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C.  20549

                                           FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to
such filing requirements for the past 90 days.  YES [ X ]  NO [   ]




Shares of Common Stock Outstanding at May 11, 1998:
                    9,124,257

                      PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                          INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997

         Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)for the Three Months Ended March 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                              PART I.  FINANCIAL INFORMATION
                              ITEM 1.  FINANCIAL STATEMENTS
                       PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                       AS OF  MARCH 31, 1998 and  DECEMBER 31, 1997
                                  (Dollars in thousands)

               ASSETS                              MARCH 31, 1998           DECEMBER 31, 1997
               ------                              --------------           -----------------
CURRENT ASSETS:
   Cash and cash equivalents                          $ 11,852                   $ 10,575
   Accounts receivable, net                             35,984                     40,688
   Inventories, net                                     30,026                     27,538
   Other current assets                                  6,398                      6,242
                                                      --------                   --------
      Total current assets                              84,260                     85,043
                                                      --------                   --------
PROPERTY, PLANT AND EQUIPMENT, at cost                  34,080                     33,160
   Less - accumulated depreciation                      15,970                     15,240
                                                      --------                   --------
                                                        18,110                     17,920
                                                      --------                   --------
OTHER ASSETS:
   Goodwill, net                                        10,108                      9,498
   Deferred financing costs, net                         9,505                      9,891
   Investments                                           4,683                      8,216
   Other                                                11,492                     10,083
                                                      --------                   --------
                                                        35,788                     37,688
                                                      --------                   --------
TOTAL ASSETS                                          $138,158                   $140,651
                                                      ========                   ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
   Notes payable                                      $  1,161                   $  1,929
   Current portion of long-term obligations              1,766                      1,794
   Accounts payable                                     13,478                     13,995
   Accrued liabilities                                  18,929                     21,142
   Deferred income                                      14,153                     11,616
   Income taxes payable                                  2,671                      2,302
                                                      --------                   --------
      Total current liabilities                         52,158                     52,778
                                                      --------                   --------
LONG-TERM OBLIGATIONS, net of current portion:
   Notes and other long-term obligations                 6,596                      6,320
   Term loan and credit facility                        40,800                     39,400
   Senior subordinated notes                           150,000                    150,000
                                                      --------                   --------
      Total long-term obligations, net                 197,396                    195,720
                                                      --------                   --------
DEFERRED INCOME TAXES                                    2,892                      4,167
                                                      --------                   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Cumulative translation adjustment                      (821)                      (344)
   Unrealized investment gains, net of taxes             1,055                      2,885
                                                      --------                   --------
   Accumulated other comprehensive income                  234                      2,541
   Common stock                                            137                        137
   Retained deficit                                    (12,828)                   (10,220)
                                                      --------                   --------
                                                       (12,457)                    (7,542)
   Less: Treasury stock, at cost                       100,845                    103,448
         Deferred compensation                             986                      1,024
                                                      --------                   --------
         Total stockholders' deficit                  (114,288)                  (112,014)
                                                      --------                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $138,158                   $140,651
                                                      ========                   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 AND COMPREHENSIVE INCOME (LOSS)
                       FOR THE THREE MONTHS  ENDED MARCH 31, 1998 AND 1997
                         (Dollars in thousands, except per share amounts)

                                                              For the Three Months Ended
                                                                       March 31,
                                                               1998                1997
                                                               ----                ----
NET SALES                                                   $  48,556           $  42,560
COST OF SALES                                                  22,842              19,486
                                                            ---------           ---------
GROSS PROFIT                                                   25,714              23,074
RESEARCH AND DEVELOPMENT EXPENSES                               6,895               5,051
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   11,390              11,174
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
   CHARGE (Note 4)                                              5,540                  --
RECAPITALIZATION CHARGE (Note 3)                                   --              17,979
                                                            ---------           ---------
OPERATING PROFIT (LOSS)                                         1,889             (11,130)
INTEREST EXPENSE, NET                                          (4,927)             (1,510)
REALIZED INVESTMENT GAIN                                        2,173                  --
                                                            ---------           ---------
LOSS BEFORE INCOME TAXES                                         (865)            (12,640)
PROVISION FOR (BENEFIT FROM) INCOME TAXES                         773              (3,134)
                                                            ---------           ---------
NET LOSS                                                       (1,638)             (9,506)
                                                            ---------           ---------
Other Comprehensive Income (Loss):
   Unrealized investment loss, net of realized
      investment gain                                            (548)                 --
   Foreign currency translation adjustments                      (477)              1,412
                                                            ---------           ---------
   Other comprehensive income (loss)                           (1,025)              1,412
                                                            ---------           ---------
COMPREHENSIVE LOSS                                          $  (2,663)          $  (8,094)
                                                            =========           =========

Weighted average common shares outstanding,
   excluding common share equivalents (See Note 5)          9,037,455          20,395,772
Basic Loss Per Share                                           ($0.18)             ($0.47)
Diluted Loss Per Share (See Note 5)                               N/A                 N/A


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS  ENDED MARCH 31, 1998 AND 1997
                                      (Dollars in thousands)



                                                               For the Three Months Ended
                                                                        March 31,
                                                                1998                1997
                                                                ----                ----
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
   Net loss                                                   $(1,638)            $(9,506)
   Adjustments to reconcile net income (loss) to
    net cash from (used for) operating activities:
       Depreciation and amortization of intangibles             2,476               1,435
       Amortization of deferred financing costs                   386                 129
       Acquired in-process research and development
        charge                                                  5,540                  --
       Realized investment gain                                (2,173)                 --
       Other non-cash charges, net                               (151)              2,138
       Changes in operating assets and liabilities              1,352               4,720
                                                              -------             -------
          Net cash from (used for) operating activities         5,792              (1,084)
                                                              -------             -------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Acquisition of a business, net of cash acquired             (4,021)                 --
   Investments in equity securities                               (64)                (15)
   Proceeds from sale of investments                            2,750                  --
   Capital expenditures, net                                     (656)               (547)
   Product lines, patent rights and licenses acquired          (2,850)               (171)
                                                              -------             -------
      Net cash used for investing activities                   (4,841)               (733)
                                                              -------             -------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:

   Borrowings under long-term obligations                      11,000             190,000
   Repayments of long-term obligations                        (10,375)             (4,620)
   Purchase of treasury stock                                      --            (208,691)
   Sale of stock                                                  111              17,551
   Proceeds from exercise of stock options                          2               8,330
   Recapitalization costs deferred or charged to equity            --             (15,295)
                                                              -------             -------
      Net cash from (used for) investing activities               738             (12,725)
                                                              -------             -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (412)             (1,527)
                                                              -------             -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,277             (16,069)
CASH AND CASH EQUIVALENTS, beginning of period                 10,575              37,826
                                                              -------             -------
CASH AND CASH EQUIVALENTS, end of period                      $11,852             $21,757
                                                              =======             =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF MARCH 31, 1998 AND 1997



The condensed consolidated financial statements and related notes included herein have been prepared by Packard BioScience Company (the "Company") without audit, except for the December 31, 1997, condensed consolidated balance sheet which was derived from the Company's annual report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which normally accompany financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying condensed consolidated financial statements, as permitted by the Securities and Exchange Commission's rules and regulations. The Company believes that the accompanying disclosures and notes are adequate to make the financial statements not misleading. Such financial statements reflect all adjustments which are normal and recurring and, in the opinion of management, necessary for a fair presentation of the results of operations and financial position of the Company for the periods reported herein.

Note 1.  BASIS OF  PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial
statements included in the Company's 1997 Form 10-K.   The Company's practices
of recognizing assets, liabilities, revenues, expenses and other transactions which impact the accompanying financial information are consistent with such note.

Note 2.  INVENTORIES:

Inventories consisted of the following at March 31, 1998 and December 31, 1997 (in thousands):

                                               MARCH 31, 1998         DECEMBER 31, 1997
                                               --------------         -----------------
     Raw materials and parts                       $15,167                 $14,908
     Work in process                                 2,873                   1,995
     Finished goods                                 14,281                  12,556
                                                   -------                 -------
                                                    32,321                  29,459
     Excess and obsolete reserve                    (2,295)                 (1,921)
                                                   -------                 -------
                                                   $30,026                 $27,538
                                                   =======                 =======

The March 31, 1998 balances reflected above include a $1.0 million write-up of acquired inventory to fair value in connection with the acquisition completed by the Company on March 31, 1998 (see Note 4).

Note 3.  1997 RECAPITALIZATION:

Refer to Note 11 to the 1997 consolidated financial statements included in the 1997 Form 10-K for a detailed description of the Recapitalization of the Company which occurred in March 1997 (the "Recapitalization").

Note 4.  ACQUISITIONS:

On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila Technologies Group, Inc. ("Aquila"), a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and an OEM manufacturer of process control equipment. The Company acquired Aquila for approximately $6.7 million in cash with additional future payments to be made contingent upon post-acquisition operating results (the "Aquila Contingent Payments")through calendar year 2000 up to a maximum of $10.4 million in additional payments. An additional
$1.2 million was earned as Aquila Contingent Payments during the period of September 4 through December 31, 1997 and is reflected as an increase in goodwill; $9.2 million in additional payments may still be made. Such Aquila Contingent Payment was reflected as an increase in goodwill.

On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. ("CCS"), a developer, manufacturer and distributor of high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company paid $5.1 million in cash and issued 108,883 common shares of the Company with an appraised value of $13.96 per share. The acquisition resulted in a charge of $5.54 million to write-off the appraised value of acquired in-process research and development which had not reached technological feasibility and had no probable alternative future uses. Additional contingent payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels through calendar 2001 (the "CCS Contingent Payments" and collectively with the Aquila Contingent Payments, the "Contingent Payments").

Both acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The excess of the purchase price of Aquila and CCS, in the aggregate, over the fair values of the net assets acquired was approximately $6.2 million (including the Aquila Contingent Payment referred to above) and has been reflected as goodwill in the accompanying condensed consolidated balance sheets. If future Contingent Payments are made, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 20 years.

The operating results of Aquila and CCS have been reflected in the accompanying condensed consolidated statements of income (loss) since the dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments primarily consist of: addback of the nonrecurring charge taken in connection with the CCS acquisition associated with in-process research and development costs, amortization of goodwill associated with the acquisitions, adjustments to certain historical Aquila and CCS compensation levels to be more indicative of post-acquisition levels, additional interest expense relating to the financing of the acquisitions, and the related income tax effects, if any, of the above.

                                              (Dollars in thousands, except per share amounts)
                                                    For the Three Months Ended March 31,
                                                       1998                      1997
                                                       ----                      ----
     Net sales                                       $ 50,598                  $ 46,864
     Operating profit (loss)                         $  7,873                  $(10,632)
     Net income (loss)                               $  4,259                  $ (9,140)
     Basic earnings (loss) per share                 $   0.47                  $  (0.45)
     Diluted earnings per share                      $   0.45                  $    N/A


Note 5.  EARNINGS PER SHARE:

In computing diluted earnings per share, outstanding stock options are factored into the determination of weighted average common shares outstanding to the
extent they have a dilutive effect on earnings per share.    During the three
month periods ending March 31, 1998 and 1997, stock options were not factored into the determination of weighted average common shares outstanding as their effect would be anitdilutive in light of the net losses incurred during such periods.

Note 6.  STOCK DIVIDEND:

In May 1997, the Company's Board of Directors declared a one-for-one stock dividend on all outstanding common shares. All historical share and per share information, with the exception of treasury shares, have been restated to reflect the effect of this stock dividend.

Note 7.  STOCKHOLDERS' DEFICIT:

Below is a summary of the changes in selected components of stockholders' deficit during the three-month period ended March 31, 1998 (dollars in thousands):

                                              Retained Deficit     Treasury Stock
                                              ----------------     --------------
     Balance, January 1, 1998                     ($10,220)           $103,448

     Issuance of treasury stock in
       connection with acquisition of
       Carl Creative Systems, Inc.                    (862)            (2,388)

     Sale of treasury stock                           (108)              (215)

     Net loss                                       (1,638)                 --
                                                  --------            --------
     Balance, March 31, 1998                      ($12,828)           $100,845
                                                  ========            ========


Note 8.  NEW ACCOUNTING STANDARD:

The Company adopted the accounting requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective January 1, 1998. As required under SFAS No. 130, the Company has presented the components of comprehensive income in the accompanying condensed consolidated statements of income (loss) and comprehensive income
(loss). The unrealized investment loss component of comprehensive income during the three-month period ending March 31, 1998, is net of realized pre-tax investment gains of approximately $2.2 million.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              FOR THE THREE  MONTHS ENDED MARCH 31, 1998 AND 1997


This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking" statements and are prospective. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) loss of market share through competition, (2) dependence on customers' capital spending policies and government funding, (3) limited sources of supply of key raw materials, (4) reliance on, and ability to protect, key patents and intellectual property, (5) complexity and technological feasibility of research and development and new product introductions, (6) decline in utilization of products and technology, (7) stability of economies overseas and fluctuating foreign currencies, (8) changes in environmental laws and regulations, (9) loss of key employees, and (10) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. As a result, there can be no assurances that the forward-looking statements will be achieved.

GENERAL

The Company is a leading developer, manufacturer and marketer of analytical instruments and related products and services for use in the drug discovery and molecular biology segments of the life sciences industry and in nuclear research, safeguarding and environmental remediation. Through Packard Instrument Company, Inc. and several other wholly-owned subsidiaries (collectively, "Packard"), the Company supplies bioanalytical instruments, and related biochemical supplies and services, to the drug discovery, genomics and molecular biology markets. Through certain divisions and wholly-owned subsidiaries comprising Canberra Industries ("Canberra"), the Company manufactures analytical instruments used to detect, identify and quantify radioactive materials for the nuclear industry and related markets.

Effective September 1, 1997, the Company acquired Aquila Technologies Group, Inc. (Aquila) and on March 31, 1998, the Company acquired Carl Creative Systems, Inc. (CCS). See Note 4 to the Condensed Consolidated Financial Statements included herein.


                   RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

                                                     Three Months Ended
                                                          March 31,
                                              1998          1997       % INC. (DEC.)
                                              ----          ----       -------------
Total revenues:
  Packard                                    $29.7         $29.5            0.7%
  Canberra                                    18.9          13.1           44.0%
                                             -----         -----           -----
                                              48.6          42.6           14.1%
                                             -----         -----           -----
Gross profit:
  Packard                                     16.2          16.5           (1.8)%
  Canberra                                     9.5           6.6           44.7%
                                             -----         -----           -----
                                              25.7          23.1           11.4%
                                             -----         -----           -----
Operating expenses:
  Research and development                     6.9           5.0           36.5%
  Selling, general and administrative         11.4          11.2            1.9%
  In-process research and
    development charge                         5.5            --            N/A
  Recapitalization charge                       --          18.0            N/A
                                             -----         -----
Operating profit (loss)                        1.9         (11.1)           N/A
Interest expense, net                         (4.9)         (1.5)           N/A
Realized investment gain                       2.2            --            N/A
                                             -----         -----
Loss before income taxes                      (0.8)        (12.6)           N/A
Provision for (benefit from) income
  taxes                                        0.8          (3.1)           N/A
                                             -----         -----
Net loss                                     $(1.6)        $(9.5)           N/A
                                             =====         =====


Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $1.1 million higher for the three months ended March 31, 1998. The 1998 period reflects the operating results of Aquila. Aquila's post-acquisition operating results are included with those of Canberra and the Company on a consolidated basis. During the three months ended March 31, 1998, Aquila generated net revenues of $4.3 million, gross profit of $1.7 million and operating income of approximately $1.3 million.

Packard's sales remained relatively flat with the prior year's first quarter due largely to the unfavorable effect of the stronger U.S. dollar ($0.7 million impact) as well as lower sales volume at most overseas locations. Sales at Packard's Japanese subsidiary were down by approximately $1.2 million in the first quarter of 1998 compared with the same period in 1997. These decreases were offset by strong growth in Packard's domestic sales which increased by almost $2.7 million in the 1998 period as compared with 1997.

Canberra's increased sales in 1998 are due primarily to the acquisition of Aquila in September 1997, growth in the detectors business and improved results at most overseas locations, particularly Austria. The strengthening U.S. dollar unfavorably impacted Canberra's sales by approximately $0.4 million.

The Company's gross profit increased 11.5% during the three months ended March 31, 1998, as compared to the corresponding 1997 period. This increase is attributable to the acquisition of Aquila as well as increased margin generated by Packard's domestic business. These increases were partially offset by lower margins generated at certain overseas locations as well as the unfavorable impact of the stronger U.S. dollar.

Research and development spending during the three months ended March 31, 1998 increased to approximately 14.2% of net sales from 11.9% during the comparable 1997 period. The increase reflects the Company's continued commitment to new product development and enhancement of its existing product lines. In addition, the 1998 amount reflects the recognition of approximately $1.1 million of charges reflecting the write-off of a license and other costs related to an imaging technology project which was canceled in the first quarter of 1998.

Selling, general and administrative expenses were up slightly during 1998, as compared to 1997, due primarily to the inclusion of Aquila, partially offset by the effect of the stronger U.S. dollar.

During the first quarter of 1998, the Company recorded a $5.54 million charge to write off in-process research and development ("R&D"), which had not reached technological feasibility and had no probable alternative future uses, acquired in connection with the Company's purchase of CCS. The charge represents that portion of the purchase price which was assigned to the acquired R&D through purchase accounting as determined by an independent appraisal.

During the first quarter of 1997, the Company recorded an $18.0 million charge associated with the Recapitalization (refer to the Company's 1997 Form 10-K).

The consolidated operating profit (loss) of $1.9 million for the three months ended March 31, 1998 compares with ($11.1) million during the corresponding 1997 period. Excluding the effects of the 1998 acquired in-process research and development charge and the 1997 Recapitalization charge, operating profit increased $0.6 million during the 1998 period, as compared to 1997, due primarily to the acquisition of Aquila in September 1997 and strong U.S. sales, partially offset by the increased research and development spending.

The increase in interest expense, net during 1998 is a direct result of the funds used in connection with the Recapitalization effective March 4, 1997 (refer to the 1997 Form 10-K) and the associated increase in indebtedness.

During the first quarter of 1998, the Company sold a portion of the equity investment it holds in a publicly traded company. In connection with such sale, the Company realized a pre-tax gain of approximately $2.2 million.

For the three months ended March 31, 1998, the consolidated effective tax rate was a provision of 89.4% compared to a 24.8% benefit during the same period in 1997. The 1998 effective rate reflects:

   a) income taxes provided on foreign taxable income; and

   b) no provision for income taxes being provided on domestically generated taxable income (excluding the effect of the acquired in-process research and development charge) in light of the Company's net operating loss carryforward position generated in 1997, the tax benefit for which had been fully reserved.

The 1997 benefit reflected the tax benefit provided on a portion of the Recapitalization charges offset by taxes provided on income generated in high tax rate countries such as Japan.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient cash flow from operations to meet its working capital requirements as well as to fund capital expenditures, debt service and equity transactions such as dividend payments and stock repurchases. In connection with the Recapitalization, the Company increased its long-term indebtedness by $190.0 million and, as a result, debt service requirements have increased significantly as compared to historical levels.
The Company has, as of May 5, 1998, $68 million of funds available under a revolving credit facility secured as part of the Recapitalization. Monies available under this credit facility are subject to certain restrictions and provisions contained therein. Refer to the 1997 Form 10-K for a detailed description of the Recapitalization including the related indebtedness and repayment terms and conditions. Prior to the time at which significant levels of principal on the term loan and subordinated notes becomes due in fiscal 2002, the Company will evaluate and identify the most advantageous options available to service such debt. Options may include refinancing such principal under potentially new terms and conditions or repaying such debt through funds obtained through other sources or means. However, there can be no assurance that any new financing will be available or that the terms thereof will be favorable to the Company.

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

Operating activities generated $5.8 million of cash during the three months ended March 31, 1998 compared to $1.1 million of cash utilized in operations in the comparable 1997 period. The negative operating cash flow in 1997 was primarily a result of the cash portion of the Recapitalization charge.

On March 31, 1998, the Company acquired all of the outstanding common stock of CCS in exchange for $5.1 million in cash and 108,883 common shares of the Company. The acquisition was funded through available cash and the revolving credit facility. Additional CCS Contingent Payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels.

In September 1997, the Company acquired Aquila (refer to the Company's 1997 Form 10-K). Aquila manufactures surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and process controls equipment. The Company financed the initial purchase price of approximately $6.7 million, including costs incurred in connection with the acquisition, through a $7.0 million borrowing on the revolving credit facility discussed above. The Company will make additional Aquila Contingent Payments based upon post-acquisition operating performance through calendar year 2000. An additional $1.2 million was earned as Contingent Payments during the period of September 4 to December 31, 1997.

In May 1997, PJKK entered into an agreement to acquire the 40% interest held by its minority stockholder for approximately $7.5 million (refer to the Company's 1997 Form 10-K). The acquisition has been funded through a combination of cash on hand and notes payable issued to the minority stockholder. The Company expects that PJKK will be able to fund the remainder of acquisition through a similar combination of sources.

As of March 31, 1998 and 1997, the Company's order backlog was approximately $42.2 million and $28.8 million, respectively. The March 31, 1998 backlog amount includes $5.9 million and $4.3 million associated with Aquila and CCS, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Note 1 to the consolidated financial statements included in the Company's Form 10-K for a discussion of the Company's hedging practice as it relates to foreign currency transactions.

                          PART II.  OTHER INFORMATION

                          PACKARD BIOSCIENCE COMPANY



Item 1.  Legal Proceedings

On March 5, 1996, Packard sued EG&G Instruments, a subsidiary of EG&G, Inc., in District Court I in Munich, Germany, 21{st} Civil Division. In this suit, Packard contended that an EG&G Instrument product infringed upon a Packard German patent covering a Packard Viewplate product. Both parties dropped this lawsuit in late March 1998.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    EXHIBIT NO.       DESCRIPTION
    -----------       -----------

        27 Financial data schedule pursuant to Article 5 of Regulation S-X

(b) Reports on Form 8-K

    Not applicable.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on May 11, 1998.

                                       PACKARD BIOSCIENCE COMPANY


                              By:           /s/ Emery G. Olcott
                                                Emery G. Olcott
                                          Chairman of the Board, Chief
                                          Executive Officer and President


                              By:           /s/ Ben D. Kaplan
                                                Ben D. Kaplan
                                          Vice President and Chief
                                              Financial Officer


                              By:           /s/ David M. Dean
                                                David M. Dean
                                             Corporate Controller