Form 10-Q
period 1998-06-30
PACKARD BIOSCIENCE CO
filed 1998-08-07
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C.  20549

                                           FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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




Shares of Common Stock Outstanding at May 11, 1998:
                    9,154,869

                      PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                          INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

         Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                                  PART I. FINANCIAL INFORMATION
                                  ITEM 1. FINANCIAL STATEMENTS
                           PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                           AS OF  JUNE 30, 1998 and  DECEMBER 31, 1997
                                     (Dollars in thousands)

              ASSETS                               JUNE 30, 1998             DECEMBER 31, 1997
              ------                               -------------             -----------------
CURRENT ASSETS:
  Cash and cash equivalents                          $ 11,074                    $ 10,575
  Accounts receivable, net                             39,692                      40,688
  Inventories, net                                     30,284                      27,538
  Other current assets                                  6,837                       6,242
                                                     --------                    --------
    Total current assets                               87,887                      85,043
                                                     --------                    --------
PROPERTY, PLANT AND EQUIPMENT, at cost                 35,787                      33,160
  Less - accumulated depreciation                      16,851                      15,240
                                                     --------                    --------
                                                       18,936                      17,920
                                                     --------                    --------
OTHER ASSETS:
  Goodwill, net                                        10,319                       9,498
  Deferred financing costs, net                         9,118                       9,891
  Investments                                           2,915                       8,216
  Other                                                11,739                      10,083
                                                     --------                    --------
                                                       34,091                      37,688
                                                     --------                    --------
TOTAL ASSETS                                         $140,914                    $140,651
                                                     ========                    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Notes payable                                      $  1,270                    $  1,929
  Current portion of long-term obligations              1,486                       1,794
  Accounts payable                                     14,605                      13,995
  Accrued liabilities                                  19,374                      21,142
  Deferred income                                      13,177                      11,616
  Income taxes payable                                  2,980                       2,302
                                                     --------                    --------
    Total current liabilities                          52,892                      52,778
                                                     --------                    --------
LONG-TERM OBLIGATIONS, net of current portion:
  Notes and other long-term obligations                 6,425                       6,320
  Term loan and credit facility                        41,200                      39,400
  Senior subordinated notes                           150,000                     150,000
                                                     --------                    --------
    Total long-term obligations, net                  197,625                     195,720
                                                     --------                    --------
DEFERRED INCOME TAXES                                   2,207                       4,167
                                                     --------                    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Cumulative translation adjustment                      (779)                       (344)
  Unrealized investment gains, net of taxes                19                       2,885
                                                     --------                    --------
  Accumulated other comprehensive income                 (760)                      2,541
  Common stock                                            137                         137
  Deficit                                             (10,058)                    (10,220)
                                                     --------                    --------
                                                      (10,681)                     (7,542)
  Less: Treasury stock, at cost                       100,215                     103,448
        Deferred compensation                             914                       1,024
                                                     --------                    --------
          Total stockholders' deficit                (111,810)                   (112,014)
                                                     --------                    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $140,914                    $140,651
                                                     ========                    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
                                   COMPREHENSIVE INCOME (LOSS)
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                        (Dollars in thousands, except per share amounts)

                                                       Three Months Ended June 30,             Six Months Ended June 30,
                                                        1998                1997                1998               1997
                                                        ----                ----                ----               ----
NET SALES                                            $  53,995           $  45,142            $102,551          $  87,702
COST OF SALES                                           26,778              21,383              49,620             40,869
                                                     ---------           ---------            --------          ---------
GROSS PROFIT                                            27,217              23,759              52,931             46,833
RESEARCH AND DEVELOPMENT
  EXPENSES                                               5,659               5,322              12,554             10,373
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               13,373              11,568              24,763             22,742
ACQUIRED IN-PROCESS RESEARCH AND
  DEVELOPMENT CHARGE (Note 4)                                0                   0               5,540                  0
RECAPITALIZATION CHARGE (Note 3)                             0                   0                   0             17,979
                                                     ---------           ---------            --------          ---------
OPERATING PROFIT (LOSS)                                  8,185               6,869              10,074             (4,261)
INTEREST EXPENSE, NET                                   (4,928)             (4,625)             (9,855)            (6,135)
REALIZED INVESTMENT GAINS                                  960                   0               3,133                  0
                                                     ---------           ---------            --------          ---------
INCOME (LOSS) BEFORE INCOME TAXES                        4,217               2,244               3,352            (10,396)
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                           1,150                 927               1,923             (2,207)
                                                     ---------           ---------            --------          ---------
NET INCOME (LOSS)                                        3,067               1,317               1,429             (8,189)
                                                     ---------           ---------            --------          ---------
Other comprehensive income (loss):
  Unrealized investment loss                              (470)                  0              (1,018)                 0
  Foreign currency translation adjustments                  42                 167                (435)             1,579
                                                     ---------           ---------            --------          ---------
    Other comprehensive income (loss)                     (428)                167              (1,453)             1,579
                                                     ---------           ---------            --------          ---------
COMPREHENSIVE INCOME (LOSS)                          $   2,639           $   1,484           $     (24)        $   (6,610)
                                                     =========           =========           =========         ==========
Basic weighted average common shares
  outstanding                                        9,137,887           8,776,817           9,082,439         15,426,226
Basic Earnings (Loss) Per Share                          $0.34               $0.15               $0.16             $(0.53)
Diluted Earnings (Loss) Per Share                        $0.32               $0.15               $0.15             $(0.53)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (Dollars in thousands)

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                  1998               1997
                                                                  ----               ----

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                             $ 1,429            $(8,189)
  Adjustments to reconcile net income (loss) to
   net cash from (used for) operating activities:
     Depreciation and amortization of intangibles                 4,040              3,039
     Amortization of deferred financing costs                       773                515
     Acquired in-process research and development
      charge                                                      5,540                  0
     Amortization of acquired inventory step-up                   1,000                  0
     Realized investment gains                                   (3,133)                 0
     Other non-cash charges, net                                   (194)             3,733
     Changes in operating assets and liabilities                 (3,544)             3,058
                                                                -------            -------
       Net cash from operating activities                         5,911              2,156
                                                                -------            -------
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
  Purchase of minority interest in subsidiary                         0             (7,551)
  Acquisition of a businesses, net of cash acquired              (4,505)                 0
  Investments in equity securities and ventures                    (487)                 0
  Proceeds from sale of investments                               4,137                  0
  Capital expenditures, net                                      (2,390)            (1,674)
  Product lines, patent rights and licenses acquired             (3,041)            (1,256)
                                                                -------            -------
    Net cash used for investing activities                       (6,286)           (10,481)
                                                                -------            -------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Borrowings under long-term obligations                         16,500            194,710
  Repayments of long-term obligations                           (15,747)            (4,272)
  Purchase of treasury stock                                        (11)          (208,847)
  Sale of stock                                                     461             21,050
  Proceeds from exercise of stock options                            35              8,330
  Recapitalization costs deferred or charged to
   equity                                                             0            (15,295)
                                                                -------            -------
     Net cash from (used for) investing activities                1,238             (4,324)
                                                                -------            -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (364)            (1,709)
                                                                -------            -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  499            (14,358)
CASH AND CASH EQUIVALENTS, beginning of period                   10,575             37,826
                                                                -------            -------
CASH AND CASH EQUIVALENTS, end of period                        $11,074            $23,468
                                                                =======            =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF  JUNE 30, 1998 AND 1997


The condensed consolidated financial statements and related notes included herein have been prepared by Packard BioScience Company ("the Company") without audit, except for the December 31, 1997, condensed consolidated balance sheet which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which normally accompany financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying condensed consolidated financial statements, as permitted by the Securities and Exchange Commission's rules and regulations. The Company believes that the accompanying disclosures and notes are adequate to make the financial statements not misleading. Such financial statements reflect all adjustments which are normal and recurring and, in the opinion of management, necessary for a fair presentation of the results of operations and financial position of the Company for the periods reported herein.


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

Note 2.  INVENTORIES:

Inventories consisted of the following at June 30, 1998, and December 31, 1997 (in thousands):

                                               JUNE 30, 1998         DECEMBER 31, 1997
                                               -------------         -----------------
       Raw materials and parts                    $15,740                 $14,908
       Work in process                              2,511                   1,995
       Finished goods                              14,310                  12,556
                                                  -------                 -------
                                                   32,561                  29,459
       Excess and obsolete reserve                 (2,277)                 (1,921)
                                                  -------                 -------
                                                  $30,284                 $27,538
                                                  =======                 =======

Note 3.  1997 RECAPITALIZATION:

Refer to Note 11 to the 1997 consolidated financial statements included in the Company's 1997 Form 10-K for a detailed description of the Recapitalization of the Company which occurred in March 1997 ("the Recapitalization").

Note 4.  ACQUISITIONS:

On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila Technologies Group, Inc. ("Aquila"), a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and an OEM manufacturer of process control equipment. The Company acquired Aquila for approximately $6.7 million in cash with additional future payments to be made contingent upon post-acquisition operating results ("Aquila Contingent Payments") through calendar year 2000 up to a maximum of $10.4 million in additional payments. An additional
$1.7 million was earned as Aquila Contingent Payments during the period since acquisition through June 30, 1998, and $8.7 million in additional payments may still be made. The Aquila Contingent Payments are reflected as an increase in goodwill.

On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. (now known as "CCS Packard, Inc.") ("CCS"), a developer, manufacturer and distributor of high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company issued 108,883 common shares of the Company (valued at $13.96 per share) and paid $6.3 million in cash, including costs incurred in connection with the acquisition. The acquisition resulted in a charge of $5.54 million to write-off the appraisal value of acquired in-process research and development which had not reached technological feasibility and had no probable alternative future uses. In addition, the acquisition resulted in a one-time charge of $1.0 million during the three months ended June 30, 1998, associated with the write-off of the step-up in acquired inventory which was recorded at fair value at the date of acquisition. Additional contingent payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels through calendar 2001 ("CCS Contingent Payments" and collectively with the Aquila Contingent Payments, the "Contingent Payments").

Both acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The excess of the purchase price of Aquila and CCS, in the aggregate, over the fair values of the net assets acquired was approximately $6.7 million (including the Aquila Contingent Payment referred to above) and has been reflected as goodwill in the accompanying condensed consolidated balance sheets. As future Contingent Payments are made, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over a period of 20 years from the initial acquisition dates.

The operating results of Aquila and CCS have been reflected in the accompanying condensed consolidated statements of income (loss) since the dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments primarily consist of: addback of nonrecurring charges taken in connection with the CCS acquisition associated with in-process research and development costs and acquired inventory step-up writeoff, amortization of goodwill associated with the acquisitions, adjustments to certain historical Aquila and CCS compensation levels to be more indicative of post-acquisition levels, additional interest expense relating to the financing of the acquisitions, and the related income tax effects, if any, of the above.


                                                   (Dollars in thousands, except per share amounts)
                                               For the Three Months                    For the Six Months
                                                  Ended June 30,                          Ended June 30,
                                             1998               1997                 1998               1997
                                             ----               ----                 ----               ----
   Net sales                               $ 53,995           $ 50,681             $104,593           $ 97,545
   Operating profit (loss)                 $  9,175           $  8,057             $ 17,048           $ (2,584)
   Net income (loss)                       $  3,954           $  2,242             $  8,213           $ (7,011)
   Basic earnings (loss) per share         $   0.43           $   0.25             $   0.90           $  (0.45)


Note 5.  EARNINGS PER SHARE:

In computing diluted earnings per share, outstanding stock options were factored into the determination of weighted average common shares outstanding to the extent they had a dilutive effect on earnings per share. During the six month period ending June 30, 1997, stock options were not factored into the determination of weighted average common shares outstanding as their effect would be anitdilutive in light of the net loss incurred during such period.

Note 6.  STOCK DIVIDEND:

In May 1997, the Company's Board of Directors declared a one-for-one stock dividend on all outstanding common shares. All historical share and per share information, with the exception of treasury shares, have been restated to reflect the effect of this stock dividend.

Note 7.  NEW ACCOUNTING STANDARD:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a
component of comprehensive income.   SFAS No. 133 is effective for the Company
commencing January 1, 2000. This statement is not expected to have not have a material effect on the Company's operating results or financial position.

Note 8.  SUBSEQUENT EVENT - BIOSIGNAL, INC. ACQUISITION:

On July 7, 1998, the Company acquired BioSignal, Inc., a biotechnology company located in Montreal, Canada which is involved in the development and commercialization of cloned drug targets as drug screening reagents for use in pharmaceutical and biotechnology research. The Company, which held a 19% ownership interest in BioSignal prior to the acquisition, purchased the remaining 81% interest for approximately $11.0 million, which includes liabilities assumed and shares of the Company to be issued. The acquisition will be accounted for under the purchase accounting method. The accompanying financial statements do not reflect the acquisition.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


This report contains statements which constitute "forward-looking" statements and are prospective. In addition, the Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance and statements of managements' plans and objectives. These forward-looking statements may be contained in, among other things, filings with the Securities and Exchange Commission and press releases made by the Company, and oral and written statements made by officers of the Company. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) loss of market share through competition, (2) dependence on customers' capital spending policies and government funding, (3) limited source supply of key raw materials,
(4) reliance on, and ability to protect, key patents and intellectual property,
(5) complexity and technological feasibility of research and development and new product introductions, (6) decline in utilization of products and technology, (7) stability of economies overseas and fluctuating foreign currencies, (8) changes in environmental laws and regulations, (9) loss of key employees, and (10) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. As a result, there can be no assurances that the forward-looking statements will be achieved.

GENERAL

The Company is a leading developer, manufacturer and marketer of analytical instruments and related products and services for use in the drug discovery and molecular biology segments of the life sciences industry and in nuclear research, safeguarding and environmental remediation. Through Packard Instrument Company, Inc., a wholly-owned subsidiary, and several other wholly-owned subsidiaries (collectively, "Packard"), the Company supplies bioanalytical instruments, and related biochemical supplies and services, to the drug discovery, genomics and molecular biology markets, and through certain divisions and wholly-owned subsidiaries comprising Canberra Industries ("Canberra"), the Company manufactures analytical instruments used to detect, identify and quantify radioactive materials for the nuclear industry and related markets.

RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)


                                                  Three Months Ended                    Six Months Ended
                                                        June 30,                            June 30,
                                                                    % Inc.                              % Inc.
                                              1998        1997      (DEC.)        1998        1997      (DEC.)
                                              ----        ----      ------        ----        ----      ------
Total revenues:
  Packard                                    $35.6       $31.4       13.4%       $65.3       $60.8        7.3%
  Canberra                                    18.4        13.7       33.8%        37.3        26.9       38.8%
                                             -----       -----       -----       -----       -----       -----
                                              54.0        45.1       19.6%       102.6        87.7       16.9%
                                             -----       -----       -----       -----       -----       -----
Gross profit:
  Packard                                     18.3        17.2        6.8%        34.5        33.6        2.6%
  Canberra                                     8.9         6.6       34.5%        18.4        13.2       39.5%
                                             -----       -----       -----       -----       -----       -----
                                              27.2        23.8       14.6%        52.9        46.8       13.0%
                                             -----       -----       -----       -----       -----       -----
Operating expenses:
  Research and development                     5.7         5.3        6.3%        12.5        10.4       21.0%
  Selling, general and administrative         13.4        11.6       15.6%        24.8        22.7        8.9%
  In-process research and development
    charge                                       -           -           -         5.5           -         N/A
  Recapitalization charge                        -           -           -           -        18.0         N/A
                                             -----       -----       -----       -----       -----       -----
Operating profit (loss)                        8.1         6.9       19.2%        10.1        (4.3)        N/A
Interest expense, net                         (4.9)       (4.7)       6.6%        (9.8)       (6.1)        N/A
Realized investment gains                      1.0           -         N/A         3.1                     N/A
                                             -----       -----       -----       -----       -----       -----
Income (loss) before income taxes              4.2         2.2       87.9%         3.4       (10.4)        N/A
Provision for (benefit from) income
  taxes                                        1.1         0.9       24.1%         1.9        (2.2)        N/A
                                             -----       -----      ------       -----       -----       -----
Net income (loss)                            $ 3.1       $ 1.3      132.9%       $ 1.4       $(8.2)        N/A
                                             -----       -----      ------       -----       -----       -----

Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $0.8 million and $1.9 million higher for the three months and six months ended June 30, 1998, respectively. The 1998 periods reflect the operating results of Aquila Technologies Group, Inc. ("Aquila"), which was acquired on September 3, 1997. In addition, the three month period ended June 30, 1998, reflects the operating results of Carl Creative Systems, Inc. ("CCS"), which was acquired on March 31, 1998. Aquila's post-acquisition operating results are included with those of Canberra; CCS' post-acquisition operating results are included with those of Packard. Both companies are included in the Company's consolidated operating results since their respective dates of acquisition. Selected operating information associated with Aquila and CCS during the periods presented in the accompanying financial statements are as follows (in thousands of dollars):

                                 Three Months Ended         Six Months Ended
                                    June 30, 1998             June 30, 1998
                                 ------------------         ----------------
     Net Sales -
       Aquila                          $ 3,867                  $ 8,134
       CCS                             $ 4,516                  $ 4,516*
     Operating Profit -
       Aquila                          $ 1,015                  $ 2,267
       CCS                             $ 2,344                  $ 2,344*


* Represents results from date of acquisition (March 31, 1998).

Packard's sales increased approximately $4.2 million and $4.4 million in the three-month and six-month periods ended June 30, 1998, respectively, in comparison with the prior year periods. The increases were due to the inclusion of CCS in 1998. The stronger U.S. dollar caused sales during the first six months of 1998 to be $1.3 million lower than they would have been had exchange rates been the same as during the comparable 1997 period. Lower sales volume at many overseas locations also contributed to the decline, particularly at Packard's Japanese subsidiary ("PJKK") where sales decreased approximately $0.3 million and $1.4 million (exclusive of the impact of the stronger U.S. dollar) in the second quarter and year-to-date 1998 periods, respectively, as compared with the same periods in 1997. These decreases were offset by strong growth in sales of Packard's domestic operations which increased by approximately $1.8 million, excluding CCS, during the six months ended June 30, 1998, as compared with 1997.

Canberra's increased sales in 1998 are due primarily to the acquisition of Aquila in September 1997 and growth in the instruments and detectors businesses. The strengthening U.S. dollar unfavorably impacted Canberra's sales by approximately $0.6 million during the six months ended June 30, 1998, when compared to results calculated by applying exchange rates in effect during the comparable 1997 period.

The Company's gross profit increased 14.6% and 13.0% during the three months and six months ended June 30, 1998, respectively, as compared to the corresponding 1997 periods. These increases are attributable primarily to the acquisition of Aquila in September 1997 and CCS in March 1998. These increases were partially offset by lower margins generated at certain overseas locations as well as the unfavorable impact of the stronger U.S. dollar. In addition, gross profit during the three months ended June 30, 1998, reflects a one-time charge of $1.0 million associated with the write-off of acquired CCS inventory which was recorded at fair market value at the date of acquisition under purchase accounting requirements.

Research and development spending, as a percentage of net sales, was relatively consistent between 1998 and 1997 (ranging from 10.5% to 12.2%). Excluding Aquila and CCS from the 1998 year-to-date period, research and development spending, as a percentage of net sales, was approximately 13.2%. Research and development spending, in terms of total dollars, has increased in 1998 in comparison with 1997, reflecting the Company's continued commitment to new product development and enhancement of its existing product lines. In addition, the 1998 amount reflects the recognition of approximately
$1.0 million of costs related to a project which was canceled in the first quarter of 1998.

Selling, general and administrative expenses were up slightly during 1998, as compared to 1997, due primarily to the inclusion of Aquila and CCS (since March 31, 1998), partially offset by the effect of the stronger U.S. dollar. As a percentage of net sales, such expenses are down in 1998 compared with 1997.

During the first quarter of 1998, the Company recorded a $5.5 million charge associated with the writeoff of in-process research and development ("R&D") acquired in connection with the Company's purchase of CCS. The charge represents that portion of the purchase price which was assigned to the acquired R&D through purchase accounting as determined by an independent appraisal.

In March of 1997, the Company recorded an $18.0 million charge associated with the Recapitalization (refer to the Company's 1997 Form 10-K).

Consolidated operating profit of $ $8.2 million and $10.1 million for the three months and six months ended June 30, 1998 compares with $6.9 million and ($4.3) million during the corresponding 1997 periods. Excluding the effects of the 1998 charges associated with the CCS acquired research and development and acquired inventory, and the 1997 Recapitalization charge, operating profit increased $2.9 million during the six months ended June 30, 1998 period, as compared to corresponding 1997 period, due primarily to the acquisitions of Aquila and CCS, partially offset by the increased research and development spending and the stronger U.S. dollar in 1998.

The increase in interest expense, net during 1998 is a direct result of the funds used in connection with the Recapitalization effective March 4, 1997 (refer to the 1997 Form 10-K) and increased indebtedness associated with acquisitions of Aquila and CCS.

During the six months ended June 30, 1998, the Company sold a portion of the marketable equity investment it holds in a publicly traded company. In connection with such sales, the Company has realized gains aggregating approximately $3.1 million.

For the six months ended June 30, 1998, the consolidated effective tax rate was a provision of 57.4% compared to a 21.7% benefit during the same period in 1997. The 1998 effective rate reflects:

   a) income taxes provided on taxable income generated overseas;

   b) no tax benefit on the writeoff of acquired in-process R&D; and

   c) no provision for federal income taxes being provided on domestically generated taxable income in light of the Company's net operating loss carryforward position generated in 1997.

The 1997 benefit reflected the tax benefit provided on a portion of the Recapitalization charges offset by taxes provided on income generated in high tax countries such as Japan.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient cash flow from operations to meet its working capital requirements as well as to fund capital expenditures, debt service and equity transactions such as dividend payments and stock repurchases. In connection with the Recapitalization, the Company increased its long-term indebtedness by $190.0 million and, as a result, debt service requirements have increased significantly as compared to historical levels.
The Company has, as of August 7, 1998, $62 million of funds available under a revolving credit facility secured as part of the Recapitalization. Monies available under this credit facility are subject to certain restrictions and provisions contained therein. Refer to the 1997 Form 10-K for a detailed description of the Recapitalization including the related indebtedness and repayment terms and conditions. Prior to the time at which significant levels of principal on the term loan and subordinated notes becomes due in fiscal 2002, the Company will evaluate and identify the most advantageous options available to service such debt. Options may include refinancing such principal under potentially new terms and conditions or repaying such debt through funds obtained through other sources or means. However, there can be no assurance that any new financing will be available or that the terms thereof will be favorable to the Company.

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

Operating activities generated $5.9 million of cash during the six months ended June 30, 1998, compared to $2.2 million of cash in the comparable 1997 period. The improvement is due primarily to the cash portion of the Recapitalization charge which was paid during the 1997 period.

On March 31, 1998, the Company acquired all of the outstanding common stock of CCS. The Company issued 108,883 common shares of the Company and paid $6.3 million in cash, including costs incurred in connection with the acquisition. The acquisition was funded through available cash and the revolving credit facility. Additional CCS Contingent Payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels.

In September 1997, the Company acquired Aquila (refer to the Company's 1997 Form 10-K). Aquila manufactures surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and process controls equipment. The Company financed the initial purchase price of approximately $6.7 million, including costs incurred in connection with the acquisition, through the revolving credit facility. The Company will make additional Aquila Contingent Payments based upon post-acquisition operating performance through calendar year 2000. An additional $1.7 million was earned as Contingent Payments during the period of September 4, 1997, to June 30, 1998.

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

As of June 30, 1998 and 1997, the Company's gross order backlog was approximately $40.6 million and $23.5 million, respectively. The June 30, 1998, backlog amount includes $5.6 million and $3.2 million associated with Aquila and CCS, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

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

SUBSEQUENT EVENT - ACQUISITION OF BIOSIGNAL

On July 7, 1998, the Company acquired BioSignal, Inc., a company located in Montreal, Canada, which is involved in the development and commercialization of cloned drug targets as drug screening reagents for use in pharmaceutical and biotechnology research. The Company, which held a 19% ownership interest in BioSignal prior to the acquisition, purchased the remaining 81% interest for approximately $11.0 million which includes liabilities assumed and shares of the Company to be issued. The cash portion of the purchase price was funded through the revolving credit facility. The acquisition will be accounted for under the purchase accounting method. In connection with the acquisition, the Company will incur a charge of approximately $6 million to $7 million to writeoff the in-process R&D acquired.


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Note 1 to the consolidated financial statements included in the Company's Form 10-K for a discussion of the Company's hedging practice as it relates to foreign currency transactions.

                        PART II.  OTHER INFORMATION

                        PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

Legal proceedings and related developments were disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and in the Company's 1997 Form 10-K.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    EXHIBIT NO.         DESCRIPTION
    -----------         -----------

        27 Financial data schedule pursuant to Article 5 of Regulation S-X

(b) Reports on Form 8-K

    Not applicable.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on August 7, 1998.

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