Form 10-Q
period 1998-09-30
PACKARD BIOSCIENCE CO
filed 1998-11-12
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D.C.  20549

                                            FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES [X]   NO [ ]



Shares of Common Stock Outstanding at November 6, 1998:
      9,159,269

                           PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                              INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

         Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                                 PART I. FINANCIAL INFORMATION
                                 ITEM 1. FINANCIAL STATEMENTS
                           PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                         AS OF SEPTEMBER 30, 1998 and  DECEMBER 31, 1997
                                      (Dollars in thousands)


                ASSETS                            SEPTEMBER 30, 1998         DECEMBER 31, 1997
                ------                            ------------------         -----------------
CURRENT ASSETS:
  Cash and cash equivalents                           $ 10,919                    $ 10,575
  Accounts receivable, net                              39,398                      40,688
  Inventories, net                                      34,842                      27,538
  Other current assets                                   7,948                       6,242
                                                      --------                    --------
    Total current assets                                93,107                      85,043
                                                      --------                    --------
PROPERTY, PLANT AND EQUIPMENT, at cost                   39,112                      33,160
  Less - accumulated depreciation                       17,757                      15,240
                                                      --------                    --------
                                                        21,355                      17,920
                                                      --------                    --------
OTHER ASSETS:
  Goodwill, net                                         11,055                       9,498
  Deferred financing costs, net                          8,732                       9,891
  Investments                                            1,297                       8,216
  Other                                                 14,358                      10,083
                                                      --------                    --------
                                                        35,442                      37,688
                                                      --------                    --------
TOTAL ASSETS                                          $149,904                    $140,651
                                                      ========                    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Notes payable                                       $  2,134                    $  1,929
  Current portion of long-term obligations               1,391                       1,794
  Accounts payable and accrued liabilities              40,032                      37,439
  Deferred income                                       11,768                      11,616
                                                      --------                    --------
    Total current liabilities                           55,325                      52,778
                                                      --------                    --------
LONG-TERM OBLIGATIONS, net of current portion:
  Notes and other long-term obligations                 11,557                       6,320
  Term loan and credit facility                         56,100                      39,400
  Senior subordinated notes                            150,000                     150,000
                                                      --------                    --------
    Total long-term obligations, net                   217,657                     195,720
                                                      --------                    --------
DEFERRED INCOME TAXES                                    2,252                       4,167
                                                      --------                    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Cumulative translation adjustment                        271                        (344)
  Unrealized investment gains, net of taxes                 15                       2,885
                                                      --------                    --------
  Accumulated other comprehensive income                   286                       2,541
  Common stock                                             137                         137
  Deficit                                              (25,539)                    (10,220)
                                                      --------                    --------
                                                       (25,116)                     (7,542)
  Less: Treasury stock, at cost                         99,336                     103,448
        Deferred compensation                              878                       1,024
                                                      --------                    --------
          Total stockholders' deficit                 (125,330)                   (112,014)
                                                      --------                    --------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $149,904                    $140,651
                                                      ========                    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
                                   COMPREHENSIVE INCOME (LOSS)
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                        (Dollars in thousands, except per share amounts)


                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                         1998                1997               1998               1997
                                                         ----                ----               ----               ----
NET SALES                                             $ 54,069            $ 42,965            $156,618           $130,667
COST OF SALES                                           26,447              20,917              76,065             61,786
                                                      --------            --------            --------           --------
GROSS PROFIT                                            27,622              22,048              80,553             68,881
RESEARCH AND DEVELOPMENT EXPENSES                        7,480               5,879              20,033             16,252
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               12,929              12,474              37,699             35,434
ACQUIRED IN-PROCESS RESEARCH AND
  DEVELOPMENT CHARGES (Note 4)                           6,470                   0              12,010                  0
RECAPITALIZATION CHARGES (Note 3)                            0                 450                   0             18,429
                                                      --------            --------            --------           --------
OPERATING PROFIT (LOSS)                                    743               3,245              10,811             (1,234)
INTEREST EXPENSE, NET                                   (4,929)             (4,692)            (14,780)           (10,609)
LITIGATION SETTLEMENT (Note 8)                         (10,000)                  0             (10,000)                 0
REALIZED INVESTMENT GAINS                                    0                   0               3,133                  0
                                                      --------            --------            --------           --------
LOSS BEFORE INCOME TAXES                               (14,186)             (1,447)            (10,836)           (11,843)
PROVISION FOR (BENEFIT FROM) INCOME TAXES                  888                (178)              2,812             (2,385)
                                                      --------            --------            --------           --------
NET LOSS                                               (15,074)             (1,269)            (13,648)            (9,458)
                                                      --------            --------            --------           --------
Other comprehensive income (loss):
  Unrealized investment income (loss)                       (4)              1,050                (988)             3,201
  Reclassification adjustment, net                           0                   0              (1,880)                 0
  Foreign currency translation adjustments                 508                (483)                615             (2,602)
                                                      --------            --------            --------           --------
Other comprehensive income (loss)                          504                 567              (2,253)               599
                                                      --------            --------            --------           --------
COMPREHENSIVE INCOME (LOSS)                           $(14,570)           $   (702)           $(15,901)          $ (8,859)
                                                      ========            ========            ========           ========
Basic weighted average common shares
  outstanding                                        9,157,478           9,007,451           9,106,408         13,500,612
Basic Loss Per Share                                    $(1.65)             $(0.14)             $(1.50)            $(0.70)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                     (Dollars in thousands)


                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                   1998                 1997
                                                                   ----                 ----
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                       $(13,648)           $ (9,458)
  Adjustments to reconcile net loss to net cash
   from (used for) operating activities:
     Depreciation and amortization of intangibles                   5,735               4,734
     Amortization of deferred financing costs                       1,159                 901
     Acquired in-process research and development
      charges                                                      12,010                   0
     Amortization of acquired inventory step-up                     1,500                   0
     Realized investment gains                                     (3,133)                  0
     Other non-cash charges, net                                       29               3,759
     Changes in operating assets and liabilities                   (5,664)             (6,139)
                                                                 --------            --------
       Net cash used for operating activities                      (2,012)             (6,203)
                                                                 --------            --------
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
  Purchase of minority interest in subsidiary                           0              (7,551)
  Acquisitions of businesses, net of cash acquired                (11,595)             (6,291)
  Investments in equity securities and ventures                      (487)             (1,438)
  Proceeds from sale of investments                                 4,137                   0
  Capital expenditures, net                                        (4,789)             (2,799)
  Product lines, patent rights and licenses acquired               (1,830)             (2,036)
                                                                 --------            --------
    Net cash used for investing activities                        (14,564)            (20,115)
                                                                 --------            --------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Borrowings under long-term obligations                           35,704             201,710
  Repayments of long-term obligations                             (19,878)             (3,377)
  Purchase of treasury stock                                          (54)           (208,848)
  Sale of stock                                                       461              21,051
  Proceeds from exercise of stock options                              40               8,331
  Recapitalization costs deferred or charged to
   equity                                                               0             (15,295)
                                                                 --------            --------
     Net cash from investing activities                            16,273               3,572
                                                                 --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               647              (2,076)
                                                                 --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                         344             (24,822)
CASH AND CASH EQUIVALENTS, beginning of period                     10,575              37,826
                                                                 --------            --------
CASH AND CASH EQUIVALENTS, end of period                         $ 10,919            $ 13,004
                                                                 ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated financial statements and related notes included herein have been prepared by Packard BioScience Company (the "Company") without audit, except for the December 31, 1997, condensed consolidated balance sheet which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Company's 1997 Form 10-K"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which normally accompany financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying condensed consolidated financial statements, as permitted by the Securities and Exchange Commission's rules and regulations. The Company believes that the accompanying disclosures and notes are adequate to make the financial statements not misleading. Such financial statements reflect all adjustments which are normal and recurring and, in the opinion of management, necessary for a fair presentation of the results of operations and financial position of the Company for the periods reported herein. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K.


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

Note 2.  INVENTORIES:

Inventories consisted of the following at September 30, 1998, and December 31, 1997 (in thousands):

                                                SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                ------------------       -----------------
          Raw materials and parts                     $17,183                 $14,908
          Work in process                               4,554                   1,995
          Finished goods                               16,337                  12,556
                                                      -------                 -------
                                                       38,074                  29,459
          Excess and obsolete reserves                 (3,232)                 (1,921)
                                                      -------                 -------
                                                      $34,842                 $27,538
                                                      =======                 =======

Note 3.  1997 RECAPITALIZATION

Refer to Note 11 to the 1997 consolidated financial statements included in the Company's 1997 Form 10-K for a detailed description of the recapitalization of the Company which occurred in March 1997 ("the Recapitalization").

Note 4.  ACQUISITIONS:

On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila Technologies Group, Inc. ("Aquila"), a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and an OEM manufacturer of process control equipment. The Company acquired Aquila for approximately $6.7 million in cash with additional future payments to be made contingent upon post-acquisition operating results ("Aquila Contingent Payments") through calendar year 2000 up to a maximum of $10.4 million in additional payments. The acquisition resulted in a one-time charge of $0.8 million during the four months ended December 31, 1997, associated with the step-up of acquired inventory to fair value at the acquisition date. An additional $1.7 million was earned as Aquila Contingent Payments during the period since acquisition through September 30, 1998, and $8.7 million in additional payments may still be made.

On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS"), a developer, manufacturer and distributor of high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company issued 108,883 common shares of the Company (valued at $13.96 per share) and paid $6.3 million in cash, including costs incurred in connection with the acquisition. The acquisition resulted in a charge of $5.54 million to write-off the appraised value of acquired in-process research and development which had not reached technological feasibility and had no probable alternative future uses. In addition, the acquisition resulted in a one-time charge of $1.0 million during the three months ended June 30, 1998, associated with the write-off of the step-up in acquired inventory which was recorded at fair value at the date of acquisition. Additional contingent payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels through calendar 2001 ("CCS Contingent Payments" and collectively with the Aquila Contingent Payments, the "Contingent Payments").

On July 7, 1998, the Company acquired 100% of the outstanding common stock of BioSignal, Inc. ("BioSignal"), a biotechnology company located in Canada.
Prior to the July acquisition, the Company owned a 19% interest in BioSignal. The Company acquired the remaining 81% ownership interest for approximately $8.6 million in cash and 35,817 shares of the Company's common stock valued at $500,000. In connection with the acquisition, the Company recognized a charge of $6.47 million associated with the appraised value assigned to acquired in-process research and development. In addition, the acquisition resulted in the recognition of a $0.5 million write-up in inventory acquired, which was charged to operations during the three months ended September 30, 1998.

All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired was approximately $7.6 million (including the Aquila Contingent Payment referred to above) and has been reflected as goodwill in the accompanying condensed consolidated balance sheets. As Contingent Payments are made, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over either 10 or 20 years from the initial acquisition dates.

The operating results of Aquila, CCS and BioSignal have been reflected in the accompanying condensed consolidated statements of income (loss) since their dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments primarily consist of: addback of nonrecurring charges taken in connection with the acquisitions associated with in-process research and development costs and acquired inventory step-up writeoff, amortization of goodwill associated with the acquisitions, adjustments to certain historical Aquila and CCS compensation levels to be more indicative of post-acquisition levels, adjustments to reflect additional interest expense relating to the financing of the acquisitions, and adjustments to reflect the related income tax effects, if any, of the above.


                                                       (Dollars in thousands, except per share amounts)
                                                 For the Three Months                    For the Nine Months
                                                  Ended September 30,                     Ended September 30,
                                               1998                1997                1998               1997
                                               ----                ----                ----               ----
     Net sales                               $ 54,069            $ 46,132            $159,827           $144,380
     Operating profit                        $  7,547            $  3,701            $ 24,953           $  1,043
     Net income (loss)                       $ (8,267)           $   (653)           $     19           $ (8,063)
     Basic income (loss) per share           $  (0.90)           $  (0.07)           $   0.00           $  (0.59)


Note 5.  EARNINGS PER SHARE:

In computing diluted earnings per share, outstanding stock options are factored into the determination of weighted average common shares outstanding to the
extent they have a dilutive effect on earnings per share.    For all of the
periods presented in the accompanying condensed consolidated statements of income (loss), the effect of stock options would be antidilutive in light of the net losses incurred during such periods. Accordingly, the accompanying consolidated statements of income (loss) do not reflect diluted earnings per share.

Note 6.  STOCK DIVIDEND:

In May 1997, the Company's Board of Directors declared a one-for-one stock dividend on all outstanding common shares. All historical share and per share information, with the exception of treasury shares, have been restated to reflect the effect of this stock dividend.

Note 7.  NEW ACCOUNTING STANDARD:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a component of
comprehensive income.   SFAS No. 133 is effective for the Company commencing
January 1, 2000. This statement is not expected to have not have a material effect on the Company's operating results or financial position.

Note 8.  SUBSEQUENT EVENT - LITIGATION SETTLEMENT:

On November 2, 1998, the Company settled the lawsuit brought against it in 1996 by EG&G Instruments, Inc., a subsidiary of EG&G, Inc. In the lawsuit, EG&G Instruments, Inc. alleged that the Company infringed on a patent surrounding EG&G's automatic pole-zero cancellation circuit. The settlement calls for the Company to make payments to EG&G totalling $10 million for a license to the related technology through the year 2000 and to settle the litigation. The Company also received a royalty-bearing license for years subsequent to calendar 2000. Of the total payments of $10 million, $4 million was paid in November, 1998, and $3 million will be paid in each of 1999 and 2000. The Company is required to make these payments, regardless of whether the Company uses, sells or manufactures products which may infringe on the patent referred to above. The accompanying financial statements reflect the total settlement as of September 30, 1998.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


This report contains statements which constitute "forward-looking" statements and are prospective. In addition, the Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance and statements of managements' plans and objectives. These forward-looking statements may be contained in, among other things, filings with the Securities and Exchange Commission and press releases made by the Company, and oral and written statements made by officers of the Company. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) loss of market share through competition, (2) dependence on customers' capital spending policies and government funding, (3) limited supply of key raw materials,
(4) reliance on, and ability to protect, key patents and intellectual property,
(5) complexity and technological feasibility of research and development and new product introductions, (6) decline in utilization of products and technology, (7) stability of economies overseas and fluctuating foreign currencies, (8) changes in environmental laws and regulations, (9) loss of key employees, (10) the factors described in the final paragraph under the subheading "Year 2000" below, and (11) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. As a result, there can be no assurances that the forward-looking statements will be achieved.

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

                           RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

                                                Three Months Ended                         Nine Months Ended
                                                   September 30,                             September 30,
                                                                  % Inc.                                   % Inc.
                                           1998        1997       (DEC.)              1998       1997      (DEC.)
                                          ------      ------      ------             ------     ------     ------
Total revenues:
  Packard                                 $ 36.5      $ 27.4       33.2%             $101.8     $ 88.2      15.4%
  Canberra                                  17.6        15.6       12.8%               54.8       42.4      29.2%
                                          ------      ------      ------             ------     ------     ------
                                            54.1        43.0       25.8%              156.6      130.6      19.9%
                                          ------      ------      ------             ------     ------     ------
Gross profit:
  Packard                                   19.3        15.0       28.7%               53.8       48.6      10.7%
  Canberra                                   8.3         7.1       16.9%               26.8       20.3      32.0%
                                          ------      ------      ------             ------     ------     ------
                                            27.6        22.1       24.9%               80.6       68.9      17.0%
                                          ------      ------      ------             ------     ------     ------
Operating expenses:
  Research and development                   7.5         5.9       27.1%               20.0       16.3      22.7%
  Selling, general and
    administrative                          12.9        12.5        3.2%               37.7       35.4       6.5%
  In-process research and
    development charges                      6.5         0.0         N/A               12.0        0.0        N/A
  Recapitalization charges                   0.0         0.5         N/A                0.0       18.4        N/A
                                          ------      ------      ------             ------     ------     ------
Operating profit (loss)                      0.7         3.2     (78.1)%               10.9       (1.2)       N/A
Interest expense, net                       (4.9)       (4.7)       4.3%              (14.8)     (10.6)     39.6%
Litigation settlement                      (10.0)        0.0         N/A              (10.0)       0.0        N/A
Realized investment gains                    0.0         0.0         N/A                3.1        0.0        N/A
                                          ------      ------      ------             ------     ------     ------
Loss before income taxes                   (14.2)       (1.5)        N/A              (10.8)     (11.8)       N/A
Provision for (benefit from)
  income taxes                               0.9        (0.2)        N/A                2.8       (2.3)       N/A
                                          ------      ------      ------             ------     ------     ------
Net loss                                  $(15.1)     $ (1.3)        N/A             $(13.6)    $ (9.5)       N/A
                                          ======      ======      ======             ======     ======     ======


Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $0.2 million and $2.3 million higher for the three months and nine months ended September 30, 1998, respectively. The accompanying results of operations reflect the Company's recent acquisitions since the dates such companies were acquired. The acquired companies and their acquisition dates are as follows: Aquila Technologies Group, Inc. ("Aquila") - September 1, 1997; Carl Creative Systems, Inc. ("CCS")
- March 31, 1998; and BioSignal, Inc. ("BioSignal") - July 1, 1998.  Refer to
Note 4 to the accompanying condensed consolidated financial statements included in Item 1 of this Form 10-Q for pro-forma operating results reflecting the above-mentioned acquisitions.

Packard's sales increased approximately $9.1 million and $13.6 million in the three- and nine-month periods ended September 30, 1998, respectively, in comparison with the prior year periods. The increases were due to the inclusion of CCS and BioSignal in 1998 and increased third-party shipments from Packard's Illinois production facility. Since their 1998 acquisition dates, CCS and BioSignal have generated net third-party sales of $7.3 million and $0.7 million, respectively. The stronger U.S. dollar caused sales during the first nine months of 1998 to be $1.8 million lower than they would have been had exchange rates been the same as during the comparable 1997 period. Several of Packard's overseas distribution operations generated increased sales during the third quarter of 1998, as compared with 1997, particularly the U.K. and Germany. This improved performance was partially offset through lower sales volume at Packard's Japanese subsidiary, Packard Japan KK ("PJKK"), where net sales decreased $0.5 million and $2.3 million during the three- and nine-month periods ended September 30, 1998, respectively, as compared with the same periods in 1997.

Canberra's increased sales in 1998 are due to the acquisition of Aquila in September 1997 and growth in the instruments and detectors businesses. Aquila generated $11.5 million in net sales during the nine months ended September 30, 1998. During the comparable 1997 period, Aquila generated net sales of $2.1 million representing one month's activity since its September 1, 1997, acquisition date. The stronger U.S. dollar unfavorably impacted Canberra's sales by approximately $0.5 million during the nine months ended September 30, 1998, when compared to results calculated by applying exchange rates in effect during the comparable 1997 period.

The Company's gross profit increased 24.9% and 17.0% during the three months and nine months ended
September 30, 1998, respectively, as compared to the corresponding 1997 periods. These increases are attributable primarily to the acquisitions discussed above and growth in the Company's U.S. sales. These increases were partially offset by lower margins generated at certain overseas locations as well as the unfavorable impact of the stronger U.S. dollar. In addition, gross profit during the three months and nine months ended September 30, 1998, reflect charges of $0.5 million and $1.5 million, respectively, associated with the write-off of the step-up in acquired CCS and BioSignal inventory which was recorded at fair value at the dates of acquisition as required under purchase accounting. Both of the 1997 periods reflect a similar charge of $0.2 million associated with the Aquila acquisition.

Research and development spending, as a percentage of net sales, was relatively consistent between 1998 and 1997. Research and development spending, in terms of total dollars, has increased in 1998 in comparison with 1997, reflecting the Company's continued commitment to new product development and enhancement of its existing product lines. In addition, the 1998 year-to-date amount reflects the recognition of approximately $2.3 million of costs related to canceling certain projects and collaborative arrangements during 1998.

Selling, general and administrative expenses were up slightly during 1998, as compared to 1997, due primarily to the inclusion of the above-mentioned acquisitions, partially offset by the effect of the stronger U.S. dollar. As a percentage of net sales, such expenses are down in 1998 compared with 1997, as much of the Company's sales growth has been generated without a proportionate increase in operating costs.

During the first quarter of 1998, the Company recorded a $5.5 million charge associated with the writeoff of in-process research and development ("R&D") acquired in connection with the Company's purchase of CCS. In the third quarter of 1998, the Company recognized a similar charge amounting to $6.5 million associated with the acquisition of BioSignal. The charges represent that portion of the purchase price which was assigned to the acquired R&D through purchase accounting as determined by an independent appraisal.

During 1997, the Company recorded $18.4 million of charges associated with the Recapitalization, which is described in the Company's 1997 Form 10-K.

Consolidated operating profit (loss) of $ $0.7 million and $10.9 million for the three months and nine months ended September 30, 1998, compares with $3.2 million and ($1.2) million during the corresponding 1997 periods. Excluding the effects of the one-time charges associated with acquisitions discussed above, and the 1997 Recapitalization charge, operating profit increased to $24.4 million during the nine months ended September 30, 1998, compared to $17.4 million during the comparable 1997 period, due primarily to the acquisitions of Aquila, CCS and BioSignal and growth in the Company's U.S. businesses. Such increases were partially offset by the unfavorable effect of the stronger U.S. dollar during 1998, as well as increased research and development spending.

The increase in interest expense, net during 1998 is a direct result of the funds used in connection with the Recapitalization effective March 4, 1997, as described in the 1997 Form 10-K, and increased indebtedness associated with the acquisitions of Aquila, CCS and BioSignal.

In September 1998, the Company recorded the cost of settling an outstanding lawsuit. Refer to Subsequent Event - Litigation Settlement below for a description of such settlement.

During the nine months ended September 30, 1998, the Company sold substantially all of the marketable equity investment it has held in a publicly-traded company. In connection with such sales, the Company has realized gains aggregating $3.1 million.

The Company's 1998 effective income tax rate reflects:
     a) income taxes provided on taxable income generated overseas;
     b) no tax benefit on the writeoff of acquired in-process R&D and inventory step-up amortization; and
     c) no provision for federal income taxes being provided on domestically generated taxable income in light of the Company's net operating loss carryforward position generated in 1997.
The 1997 income tax benefit reflected the tax benefit provided on a portion of the Recapitalization charges offset by taxes provided on income generated in high tax countries such as Japan.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient cash flow from operations to meet its working capital requirements as well as to fund capital expenditures, debt service and equity transactions such as dividend payments and stock repurchases. In connection with the Recapitalization, the Company increased its long-term indebtedness by $190.0 million and, as a result, debt service requirements have increased significantly as compared to historical levels.
The Company has, as of November 6, 1998, $52 million of funds available under a revolving credit facility secured as part of the Recapitalization. Monies available under this credit facility are subject to certain restrictions and provisions contained therein. Refer to the Company's 1997 Form 10-K for a detailed description of the Recapitalization including the related indebtedness and repayment terms and conditions.

The Company expects to generate adequate cash from operations to meet most of its working capital needs as well as to provide for necessary debt service
requirements during the next several years.   The Company can and will borrow
monies from the revolving credit facility in order to meet temporary or seasonal shortfalls which may arise in the level of cash generated from operations and to fund the Contingent Payments. The Company expects that, should the generation of excess available operating cash flow be insufficient, it will also utilize the revolving credit facility to fund a significant portion of its strategic acquisition program and new product development initiatives, as well as a portion of capital expenditures for machinery, equipment and facility expansions, and the litigation settlement discussed below.

Operating activities used $2.0 million of cash during the nine months ended September 30, 1998, compared to $6.2 million of cash used in the comparable 1997 period. The improvement is due primarily to the cash portion of the Recapitalization charge which was paid during the 1997 period. During the third quarter of 1998, the Company's operating activities used $7.9 million of cash primarily related to the semi-annual interest payment made on the senior subordinated notes in September 1998.

In May 1997, PJKK entered into an agreement to acquire the 40% interest held by its minority stockholder for approximately $7.5 million (refer to the Company's 1997 Form 10-K). The acquisition has been funded through a combination of cash on hand and notes payable issued to the former minority stockholder.

In September 1997, the Company acquired Aquila (refer to the Company's 1997 Form 10-K). The Company financed the initial purchase price of approximately $6.7 million, including costs incurred in connection with the acquisition, through the revolving credit facility. The Company will make additional Aquila Contingent Payments based upon post-acquisition operating performance through calendar year 2000. An additional $1.7 million was earned and paid as Contingent Payments during the period of September 4, 1997, to September 30, 1998.

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

On July 1, 1998, the Company acquired 100% of the outstanding common stock of BioSignal. Prior to the July 1, 1998, transaction, the Company owned a 19% equity interest in BioSignal. The July acquisition of the remaining 81% interest resulted in the Company's payment of approximately $8.6 million in cash and the issuance of Company common stock with an aggregate value of $500,000. The acquisition was financed through use of the revolving credit facility.

As of September 30, 1998 and 1997, the Company's gross order backlog was approximately $45.3 million and $38.9 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

YEAR 2000

The Company is currently in the process of assessing the implications and implementing changes relating to the year 2000 ("Y2K") issue as it affects the Company's business operations. The term "Y2K issue" is used to refer to all difficulties the turn of the century may bring to users of computers and other electronic equipment. In general terms, the Y2K issue arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19." This, as well as certain other common date-related programming errors, may result in miscalculations, other malfunctions or the total failure of such systems. Some of the Company's products contain date-sensitive technology, and the Company's business operations are dependent upon the proper functioning of computer systems and other equipment containing date-sensitive technology. A failure of such products, systems or equipment to be Y2K compliant could have a material adverse effect on the Company. If not remedied, potential risks include business interruption or shutdown, loss of customers, harm to the Company's reputation, financial loss and legal liability.

The Company's assessment of the Y2K issue is organized to address the three major affected areas: 1) products and services which the Company provides to its customers; 2) supplier implications; and 3) administrative and management information systems used by the Company. The assessment and resulting action plans are in various stages of completion. Areas which require corrective action have been identified as a result of the work performed to date and a significant amount of such corrective action has already been successfully completed. However, additional assessments need to be performed by the Company in order to minimize the risks and exposures associated with Y2K. The following is an overview of the Company's current state of readiness as it relates to Y2K along with a summary of the process the Company plans to follow to address Y2K issues, including the related potential risks and costs:

1) PRODUCTS AND SERVICES

   Within the products and services area, the Company has been divided into its major business segments, Canberra and Packard. Certain management personnel within each segment have been assigned the responsibility to perform the Y2K product assessments.

   Canberra began the assessment process in September 1997. This included: a) the formation of a Y2K product task force consisting of key management and product personnel; b) establishment of a database whereby Canberra employees can exchange relevant product Y2K information; and c) establishment of a policy statement addressing customers questions pertaining to Y2K. In addition, testing of all active products was commenced to identify and correct Y2K related problems. To date, testing and correction has been performed on the majority of products with completion of the process expected by December 1, 1998. Ad hoc reviews have been, and will continue to be, performed on inactive product lines to assess the likelihood of Y2K problems occurring and the corrective action, if any, that will be taken.

   The product assessment plan for Packard is currently being formalized. Testing of key products and product lines is underway to ensure Y2K compliance. In addition, the effect and responsibility of OEM equipment used in Packard's products is being evaluated.

   It is the Company's objective to have Y2K product testing completed prior to the year 2000 and to have corrective actions, if any, developed and/or completed by such time also. There can be no assurance that the Company will be able to accomplish this objective or that such actions will adequately address all issues or problems which may arise relating to the Y2K dilemma.

   To date, the Company has not expended a material amount in performing the product and services Y2K assessments. At this time, the Company is unable to reasonably quantify the total estimated costs that will be expended in connection with the Y2K issue. All costs are expensed as incurred.

2) VENDORS/SUPPLIERS

   Company management is identifying vendors and service providers which are critical to the Company's business processes including manufacturing and distribution. Depending on the criticality of such vendors and suppliers to the Company's day-to-day operations, some degree of assessment has been or will be performed to determine whether the vendor/supplier is compliant with Y2K and what risk non-compliance poses to the Company. The Company is in the process of compiling a list of such parties and anticipates completing it by the end of 1998. The Company intends to contact such parties in early 1999 to determine the extent to which they are vulnerable to the Y2K problem. The Company does not currently have sufficient information about the Y2K exposure or remediation plans of such parties to predict the risk they pose to the Company. If the third parties with which the Company interacts have Y2K problems that are not remedied, resulting problems could include the inability to obtain crucial supplies or services, the loss of telecommunications and electrical service, the receipt of inaccurate financial and billing-related information, and the disruption of capital flow potentially resulting in liquidity stress.

   As part of the assessment in this area, contingency plans are being developed in order to minimize the effect of Y2K considerations. Such contingency plans may include identification of acceptable, alternative suppliers and vendors where such Y2K exposures appear not to exist or advance purchasing of required supplies or materials at levels necessary to sustain business operations for an extended period of time if a Y2K problem were expected to arise.

   The costs of performing the vendor/supplier assessments to date have consisted solely of internal labor costs and have been immaterial. The Company does not expect that the total cost to perform this portion of the assessment will be material to the consolidated financial position or results of operations of the Company.

3) ADMINISTRATION

   The Company has recently initiated a significant, worldwide enterprise resource planning ("ERP") project which will supplant the majority of management information systems currently utilized by the Company. In light of the Company's growth and expansion in recent years, its worldwide presence and positioning for future growth, it has been management's intention to introduce such a worldwide information platform. The ERP initiative and its implementation timeframe is not a result of the Y2K information technology issues which the Company is aware exist in certain of its current applications and at certain subsidiary locations. However, it is expected that the ERP implementation will address such issues which management considers a secondary benefit of the ERP system. As such, all costs associated with the ERP project will be capitalized and/or expensed as part of such project and not treated as incremental Y2K specific costs. The Company may need to make capital expenditures of up to $0.75 million to purchase lap-top and desk-top computers, many of which were already scheduled for replacement.

   The Company is following a formal assessment to address other Y2K administrative implications such as facility security systems, HVAC requirements, production machinery and power needs, etc. The Company expects to complete such assessments by the end of 1999. Many of the Y2K exposures identified associated with administrative technology can be addressed through manual versus automated means or other acceptable contingency plans. As part of management's assessment, such contingency plans are being identified.

The Company estimates that, as of September 30, 1998, its costs of addressing the Y2K problem have been less than $1.5 million. While the Company is currently unable to estimate future costs of addressing the Y2K problem, it does not believe that, excepting the ERP initiative, such costs will be material to the Company's financial condition. The Company has funded, and expects to continue to fund, the costs of its Y2K efforts through operating cash flow, and to expense such costs as incurred.

This description of matters relating to the Y2K problem contains a number of forward-looking statements. The Company's assessment of the costs of its Y2K program and the timetable for completing its Y2K preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that he Company's Y2K program will be effective or that its contingency plans will be sufficient. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

THE EURO

Effective January 1, 1999, the European single currency called "the Euro" will be officially introduced as a major world currency. At its introduction, eleven of the fifteen European Union ("EU") countries will replace their existing currencies with the Euro. During the three years following its introduction, adopting countries have agreed to phase-out existing national currencies. During this transition period, existing national currencies of adopting countries will co-exist with the Euro at fixed exchange rates. The Euro is expected to 1) create greater price competitiveness and uniformity throughout the EU by eliminating the effect of fluctuating currencies; 2) enhance cross-border trade within the EU; and 3) lower costs of conducting business within the EU by stabilizing or reducing interest rates and exchange rate effects.

The Company is in the process of evaluating the impact which the Euro will have on its worldwide operations. Specific areas of consideration are 1) foreign exchange risk management policies; 2) pricing strategies; 3) information technology requirements associated with implementing the Euro; and 4) related tax and financial reporting considerations. Management does not believe that the Euro will have a material effect on the Company's consolidated results of operations or financial position.

SUBSEQUENT EVENT - LITIGATION SETTLEMENT

On November 2, 1998, the Company settled the lawsuit brought against it in 1996 by EG&G Instruments, Inc., a subsidiary of EG&G, Inc. In the lawsuit, EG&G Instruments, Inc. alleged that the Company infringed on a patent surrounding EG&G's automatic pole-zero cancellation circuit. The settlement calls for the Company to make payments to EG&G totalling $10 million for a license to the related technology through the year 2000 and to settle the litigation. The Company also received a royalty-bearing license for years subsequent to calendar 2000. Of the total payments of $10 million, $4 million was paid in November,1998, and $3 million will be paid in each of 1999 and 2000. The Company is required to make these payments, regardless of whether the Company uses, sells or manufactures products which may infringe on the patent referred to above.

The accompanying financial statements reflect the total settlement as of September 30, 1998. Funds necessary to make the required payments to EG&G Instruments will be provided through cash generated from operations and from the revolving credit facility.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II.  OTHER INFORMATION

                          PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

On November 2, 1998, the Company settled the lawsuit brought against it in 1996 by EG&G Instruments, Inc., a subsidiary of EG&G, Inc. In the lawsuit, EG&G Instruments, Inc. alleged that the Company infringed on a patent surrounding EG&G's automatic pole-zero cancellation circuit. The settlement calls for the Company to make payments to EG&G totalling $10 million for a license to the related technology through the year 2000 and to settle the litigation. The Company also received a royalty-bearing license for years subsequent to calendar 2000. Of the total payments of $10 million, $4 million was paid in November,1998, and $3 million will be paid in each of 1999 and 2000. The Company is required to make these payments, regardless of whether the Company uses, sells or manufactures products which may infringe on the patent referred to above.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    EXHIBIT NO.    DESCRIPTION
    -----------    -----------

        27 Financial data schedule pursuant to Article 5 of Regulation S-X

(b) Reports on Form 8-K

    None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on November 6, 1998.


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