Form 10-Q/A
period 1998-03-31
PACKARD BIOSCIENCE CO
filed 1999-03-29
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______  to _______

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

Packard BioScience Company (the "Company") has adjusted the allocation of the purchase price for the March 31, 1998, acquisition of CCS Packard, Inc. (formerly known as Carl Creative Systems, Inc.) ("CCS"). The adjustments are the result of guidance which the Securities and Exchange Commission has recently put forth pertaining to the valuation of acquired in-process research and development which has not reached technological feasibility. The Company, its independent accountants and its independent appraisers believe that 1) the original appraisal was performed in accordance with standards established by the American Society of Appraisers and 2) the original purchase price allocation was performed in accordance with generally accepted accounting principles. The original appraisal and purchase price allocation was reflected in the Company's previously filed Form 10-Q for the quarterly period ended March 31, 1998. This amended filing contains amended financial information and disclosure pertaining to the period as of and for the three months ended March 31, 1998. Refer to Notes 1 and 4 to the condensed consolidated financial statements.

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 and DECEMBER 31, 1997
                             (Dollars in thousands)

                         ASSETS                                 March 31, 1998          December 31, 1997
                                                                --------------          -----------------
                                                                  (restated)
CURRENT ASSETS:
      Cash and cash equivalents                                   $  11,852                $  10,575
      Accounts receivable, net                                       35,984                   40,688
      Inventories, net                                               30,026                   27,538
      Other current assets                                            6,398                    6,242
                                                                  ---------                ---------
                 Total current assets                                84,260                   85,043
                                                                  ---------                ---------
PROPERTY, PLANT AND EQUIPMENT, at cost                               34,080                   33,160
      Less - accumulated depreciation                                15,970                   15,240
                                                                  ---------                ---------
                                                                     18,110                   17,920
                                                                  ---------                ---------
OTHER ASSETS:
      Goodwill, net                                                  12,968                    9,498
      Deferred financing costs, net                                   9,505                    9,891
      Investments                                                     4,683                    8,216
      Other                                                          11,492                   10,083
                                                                  ---------                ---------
                                                                     38,648                   37,688
                                                                  ---------                ---------
TOTAL ASSETS                                                      $ 141,018                $ 140,651
                                                                  =========                =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable                                               $   1,161                $   1,929
      Current portion of long-term obligations                        1,766                    1,794
      Accounts payable                                               13,478                   13,995
      Accrued liabilities                                            18,929                   21,142
      Deferred income                                                14,153                   11,616
      Income taxes payable                                            2,671                    2,302
                                                                  ---------                ---------
                 Total current liabilities                           52,158                   52,778
                                                                  ---------                ---------
LONG-TERM OBLIGATIONS, net of current portion:
      Notes and other long-term obligations                           6,596                    6,320
      Term loan and credit facility                                  40,800                   39,400
      Senior subordinated notes                                     150,000                  150,000
                                                                  ---------                ---------
                 Total long-term obligations, net                   197,396                  195,720
                                                                  ---------                ---------
DEFERRED INCOME TAXES                                                 2,892                    4,167
                                                                  ---------                ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
       Cumulative translation adjustment                               (821)                    (344)
       Unrealized investment gains, net of taxes                      1,055                    2,885
                                                                  ---------                ---------
       Accumulated other comprehensive income                           234                    2,541
       Common stock                                                     137                      137
       Retained deficit                                              (9,968)                 (10,220)
                                                                  ---------                ---------
                                                                     (9,597)                  (7,542)
       Less: Treasury stock, at cost                                100,845                  103,448
                 Deferred compensation                                  986                    1,024
                                                                  ---------                ---------
                 Total stockholders' deficit                       (111,428)                (112,014)
                                                                  ---------                ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIT                                                      $ 141,018                $ 140,651
                                                                  =========                =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                (Dollars in thousands, except per share amounts)


                                                     For the Three Months Ended
                                                             March 31,
                                                        1998           1997
                                                     ----------    -----------
                                                     (restated)

NET SALES                                            $   48,556    $    42,560

COST OF SALES                                            22,842         19,486
                                                     ----------    -----------

GROSS PROFIT                                             25,714         23,074

RESEARCH AND DEVELOPMENT EXPENSES                         6,895          5,051

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                              11,390         11,174

ACQUIRED IN-PROCESS RESEARCH AND
  DEVELOPMENT CHARGE (Note 4)                             2,680             --

RECAPITALIZATION CHARGE (Note 3)                             --         17,979
                                                     ----------    -----------

OPERATING PROFIT (LOSS)                                   4,749        (11,130)

INTEREST EXPENSE, NET                                    (4,927)        (1,510)

REALIZED INVESTMENT GAIN                                  2,173             --
                                                     ----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                         1,995        (12,640)

PROVISION FOR (BENEFIT FROM) INCOME
    TAXES                                                   773         (3,134)
                                                     ----------    -----------

NET INCOME (LOSS)                                         1,222         (9,506)
                                                     ----------    -----------

Other Comprehensive Income (Loss):
   Unrealized investment loss, net of realized
      investment gain                                      (548)            --
   Foreign currency translation adjustments                (477)         1,412
                                                     ----------    -----------
   Other comprehensive income (loss)                     (1,025)         1,412
                                                     ----------    -----------
COMPREHENSIVE INCOME (LOSS)                          $      197    $    (8,094)
                                                     ==========    ===========

Weighted average common shares outstanding,
   excluding common share equivalents
   (See Note 5)                                       9,037,455     20,395,772

Basic Earnings (Loss) Per Share                      $     0.14    $     (0.47)

Diluted Earnings Per Share                           $     0.14            N/A


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in thousands)

                                                                            For the Three Months Ended
                                                                                    March 31,
                                                                             1998                  1997
                                                                          ---------             ---------
                                                                          (restated)
CASH FLOWS FROM (USED FOR) OPERATING
   ACTIVITIES:
       Net income (loss)                                                  $   1,222             $  (9,506)
       Adjustments to reconcile net income (loss) to net cash
          from (used for) operating activities:
           Depreciation and amortization of intangibles                       2,476                 1,435
           Amortization of deferred financing costs                             386                   129
           Acquired in-process research and development charge                2,680                    --
           Realized investment gain                                          (2,173)                   --
           Other non-cash charges, net                                         (151)                2,138
           Changes in operating assets and liabilities                        1,352                 4,720
                                                                          ---------             ---------
               Net cash from (used for) operating activities                  5,792                (1,084)
                                                                          ---------             ---------

CASH FLOWS USED FOR INVESTING
   ACTIVITIES:
        Acquisition of a business, net of cash acquired                      (4,021)                   --
        Investments in equity securities                                        (64)                  (15)
        Proceeds from sale of investments                                     2,750                    --
        Capital expenditures, net                                              (656)                 (547)
        Product lines, patent rights and licenses acquired                   (2,850)                 (171)
                                                                          ---------             ---------
            Net cash used for investing activities                           (4,841)                 (733)
                                                                          ---------             ---------

CASH FLOWS FROM (USED FOR) FINANCING
   ACTIVITIES:
         Borrowings under long-term obligations                              11,000               190,000
         Repayments of long-term obligations                                (10,375)               (4,620)
         Purchase of treasury stock                                              --              (208,691)
         Sale of stock                                                          111                17,551
         Proceeds from exercise of stock options                                  2                 8,330
         Recapitalization costs deferred or charged to equity                    --               (15,295)
                                                                          ---------             ---------
             Net cash from (used for) investing activities                      738               (12,725)
                                                                          ---------             ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (412)               (1,527)
                                                                          ---------             ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                         1,277               (16,069)
CASH AND CASH EQUIVALENTS, beginning of period                               10,575                37,826
                                                                          ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                                  $  11,852             $  21,757
                                                                          =========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1998 AND 1997
                                   (RESTATED)

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

Note 1. Basis of Presentation, Significant Accounting Policies and Restatement:

The accompanying financial statements have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the Company's 1997 Form 10-K. The Company's practices of recognizing assets, liabilities, revenues, expenses and other transactions which impact the accompanying financial information are consistent with such note.

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 1998, have been restated to reflect a change in the original purchase price allocation for the March 31, 1998, acquisition of CCS Packard, Inc. (formerly known as Carl Creative Systems, Inc.) ("CCS"). Refer to
Note 4 to the condensed consolidated financial statements. The adjustments are the result of guidance which the Securities and Exchange Commission has recently put forth pertaining to the valuation of acquired in-process research and development which has not reached technological feasibility. The Company, its independent accountants and its independent appraisers believe that 1) the original appraisal was performed in accordance with standards established by the American Society of Appraisers and 2) the original purchase price allocation was performed in accordance with generally accepted accounting principles. The original appraisal and purchase price allocation was reflected in the Company's previously filed Form 10-Q for the quarterly period ended March 31, 1998.

As a result of the restatement, the amount of purchase price assigned to acquired in-process research and development has been reduced from $5.54 million to $2.68 million in connection with the CCS acquisition. Restated goodwill reflects a corresponding increase. The goodwill is being amortized over a 20-year period. The effect of the restatement on the Company's condensed consolidated financial statements as of and for the three months ended March 31, 1998 is summarized below (in thousands, except per share amounts):

                                                           Three Months Ended
                                                             March 31, 1998
                                                        As Reported     Restated
                                                        -----------     --------
               Operating Results:
                  Acquired In-Process Research
                     and Development Charge              $  5,540      $  2,680
                  Earnings (loss) per share:
                     Basic                               $  (0.18)     $   0.14
                     Diluted                                  N/A      $   0.14

               Balance Sheet:
                  Goodwill, net                          $ 10,108      $ 12,968
                  Retained deficit                       $(12,828)     $ (9,968)


The restatement had no effect on previously reported operating cash flow.

Note 2.  Inventories:

Inventories consisted of the following at March 31, 1998 and December 31, 1997 (in thousands):

                                               March 31,    December 31,
                                                 1998          1997
                                               --------      --------
               Raw materials and parts         $ 15,167      $ 14,908
               Work in process                    2,873         1,995
               Finished goods                    14,281        12,556
                                               --------      --------
                                                 32,321        29,459
               Excess and obsolete reserve       (2,295)       (1,921)
                                               --------      --------
                                               $ 30,026      $ 27,538
                                               ========      ========

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

Note 4.  Acquisitions:

On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila Technologies Group, Inc. ("Aquila"), a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials and an OEM manufacturer of process control equipment. The Company acquired Aquila for approximately $6.7 million in cash with additional future payments to be made contingent upon post-acquisition operating results (the "Aquila Contingent Payments") through calendar year 2000 up to a maximum of $10.4 million in additional payments. An additional $1.2 million was earned as Aquila Contingent Payments during the period of September 4 through December 31, 1997 and is reflected as an increase in goodwill; $9.2 million in additional payments may still be made. Such Aquila Contingent Payment was reflected as an increase in goodwill.

On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. ("CCS"), a developer, manufacturer and distributor of high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company paid $5.1 million in cash and issued 108,883 common shares of the Company with an appraised value of $13.96 per share. The acquisition resulted in a charge of $2.68 million to write-off the value assigned to acquired in-process research and development which had not reached technological feasibility and had no probable alternative future uses. Additional contingent payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels through calendar 2001 (the "CCS Contingent Payments" and collectively with the Aquila Contingent Payments, the "Contingent Payments").

The Company has adjusted the purchase price allocation associated with the CCS acquisition in response to recently communicated guidance from the Securities and Exchange Commission on how the value of acquired in-process research and development should be determined. The amount disclosed above and in the accompanying condensed consolidated financial statements reflect the restatement.

Both acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The excess of the purchase price of Aquila and CCS, in the aggregate, over the fair values of the net assets acquired was approximately $9.1 million (including the Aquila Contingent Payment referred to above) and has been reflected as goodwill in the accompanying condensed consolidated balance sheets. If future Contingent Payments are made, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 20 years.

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

                                                   (Dollars in thousands, except per share amounts)
                                                         For the Three Months Ended March 31,
                                                            1998                      1997
                                                            ----                      ----
                Net sales                                 $50,598                  $ 46,864

                Operating profit (loss)                   $ 7,837                  $(10,677)

                Net income (loss)                         $ 4,222                  $ (9,289)

                Basic earnings (loss) per share           $  0.46                  $  (0.45)

                Diluted earnings per share                $  0.45                  $    N/A

Note 5.  Earnings Per Share:

In computing diluted earnings per share, outstanding stock options are factored into the determination of weighted average common shares outstanding to the extent they have a dilutive effect on earnings per share. During the three month periods ending March 31, 1997, stock options were not factored into the determination of weighted average common shares outstanding as their effect would be anitdilutive in light of the net loss incurred during such period.

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

Note 7.  Stockholders' Deficit:

Below is a summary of the changes in selected components of stockholders' deficit during the three-month period ended March 31, 1998 (dollars in thousands):

                                                       Retained Deficit            Treasury Stock
                                                       ----------------            --------------
                                                          (restated)

         Balance, January 1, 1998                           ($10,220)                  $103,448

         Issuance of treasury stock in
           connection with acquisition of
           Carl Creative Systems, Inc.                          (862)                   (2,388)

         Sale of treasury stock                                 (108)                     (215)

         Net income                                             1,222                        --
                                                           ----------                  --------

         Balance, March 31, 1998                           ($  9,968)                  $100,845
                                                           ==========                  ========

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

Results of Operations (dollars in millions)

                                                     Three Months Ended
                                                           March 31,
                                               1998        1997    % Inc. (Dec.)
                                              ------      ------   -------------
                                            (restated)
      Total revenues:
        Packard                                $29.7       $29.5         0.7%
        Canberra                                18.9        13.1        44.0%
                                              ------      ------        -----
                                                48.6        42.6        14.1%
                                              ------      ------        -----
      Gross profit:
        Packard                                 16.2        16.5        (1.8)%
        Canberra                                 9.5         6.6        44.7%
                                              ------      ------        -----
                                                25.7        23.1        11.4%
                                              ------      ------        -----
      Operating expenses:
        Research and development                 6.9         5.0        36.5%
        Selling, general and administrative     11.4        11.2         1.9%
        In-process research and
           development charge                    2.7          --         N/A
        Recapitalization charge                   --        18.0         N/A
                                              ------      ------
      Operating profit (loss)                    4.7       (11.1)        N/A
      Interest expense, net                     (4.9)       (1.5)        N/A
      Realized investment gain                   2.2          --         N/A
                                              ------      ------
      Income (loss) before income taxes          2.0       (12.6)        N/A
      Provision for (benefit from) income
         taxes                                   0.8        (3.1)        N/A
                                              ------      ------
      Net income (loss)                       $  1.2       $(9.5)        N/A
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

During the first quarter of 1998, the Company recorded a $2.7 million charge to write off in-process research and development ("R&D"), which had not reached technological feasibility and had no probable alternative future uses, acquired in connection with the Company's purchase of CCS. The charge represents that portion of the purchase price which was assigned to the acquired R&D through purchase accounting as determined by an independent appraisal.

During the first quarter of 1997, the Company recorded an $18.0 million charge associated with the Recapitalization (refer to the Company's 1997 Form 10-K).

The consolidated operating profit (loss) of $4.7 million for the three months ended March 31, 1998 compares with ($11.1) million during the corresponding 1997 period. Excluding the effects of the 1998 acquired in-process research and development charge and the 1997 Recapitalization charge, operating profit increased $0.6 million during the 1998 period, as compared to 1997, due primarily to the acquisition of Aquila in September 1997 and strong U.S. sales, partially offset by the increased research and development spending.

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

                           PART II. OTHER INFORMATION

                           PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

On March 5, 1996, Packard sued EG&G Instruments, a subsidiary of EG&G, Inc., in District Court I in Munich, Germany, 21st Civil Division. In this suit, Packard contended that an EG&G Instrument product infringed upon a Packard German patent covering a Packard Viewplate product. Both parties dropped this lawsuit in late March 1998.


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

                           PACKARD BIOSCIENCE COMPANY


                           By: /s/ Emery G. Olcott
                              ---------------------------------------
                              Emery G. Olcott
                              Chairman of the Board, Chief
                              Executive Officer and President


                           By: /s/ Ben D. Kaplan
                              ---------------------------------------
                              Ben D. Kaplan
                              Vice President and Chief
                              Financial Officer


                           By: /s/ David M. Dean
                              ---------------------------------------
                              David M. Dean
                              Corporate Controller