Form 10-Q/A
period 1998-06-30
PACKARD BIOSCIENCE CO
filed 1999-03-29
CIK 1035975

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Shares Outstanding at August 7, 1998
         9,154,869

Packard BioScience Company (the "Company") has adjusted the allocation of the purchase prices for the March 31, 1998, acquisition of CCS Packard, Inc. (formerly known as Carl Creative Systems, Inc.) ("CCS"), and the July 1, 1998, acquisition of BioSignal, Inc. ("BioSignal"). The adjustments are the result of guidance which the Securities and Exchange Commission has recently put forth pertaining to the valuation of acquired in-process research and development which has not reached technological feasibility. The Company, its independent accountants and its independent appraisers believe that 1) the original appraisals were performed in accordance with standards established by the American Society of Appraisers and 2) the original purchase price allocations were performed in accordance with generally accepted accounting principles. The original appraisals and purchase price allocations were reflected in the Company's previously filed Forms 10-Q for each quarterly period in fiscal 1998. This amended filing contains amended financial information and disclosure pertaining to the period as of and for the three and six months ended June 30, 1998. Refer to Notes 1, 4 and 8 to the condensed consolidated financial statements.

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
                             (Dollars in thousands)

                                       1

                    ASSETS                                          June 30, 1998            December 31, 1997
                                                                    -------------            -----------------
                                                                      (restated)
CURRENT ASSETS:
      Cash and cash equivalents                                        $  11,074                $  10,575
      Accounts receivable, net                                            39,692                   40,688
      Inventories, net                                                    30,284                   27,538
      Other current assets                                                 6,837                    6,242
                                                                       ---------                ---------
                 Total current assets                                     87,887                   85,043
                                                                       ---------                ---------
PROPERTY, PLANT AND EQUIPMENT, at cost                                    35,787                   33,160
      Less - accumulated depreciation                                     16,851                   15,240
                                                                       ---------                ---------
                                                                          18,936                   17,920
                                                                       ---------                ---------
OTHER ASSETS:
      Goodwill, net                                                       13,140                    9,498
      Deferred financing costs, net                                        9,118                    9,891
      Investments                                                          2,915                    8,216
      Other                                                               11,739                   10,083
                                                                       ---------                ---------
                                                                          36,912                   37,688
                                                                       ---------                ---------
TOTAL ASSETS                                                           $ 143,735                $ 140,651
                                                                       =========                =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable                                                    $   1,270                $   1,929
      Current portion of long-term obligations                             1,486                    1,794
      Accounts payable                                                    14,605                   13,995
      Accrued liabilities                                                 19,374                   21,142
      Deferred income                                                     13,177                   11,616
      Income taxes payable                                                 2,980                    2,302
                                                                       ---------                ---------
                 Total current liabilities                                52,892                   52,778
                                                                       ---------                ---------
LONG-TERM OBLIGATIONS, net of current portion:
      Notes and other long-term obligations                                6,425                    6,320
      Term loan and credit facility                                       41,200                   39,400
      Senior subordinated notes                                          150,000                  150,000
                                                                       ---------                ---------
                 Total long-term obligations, net                        197,625                  195,720
                                                                       ---------                ---------
DEFERRED INCOME TAXES                                                      2,207                    4,167
                                                                       ---------                ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
       Cumulative translation adjustment                                    (779)                    (344)
       Unrealized investment gains, net of taxes                              19                    2,885
                                                                       ---------                ---------
       Accumulated other comprehensive income                               (760)                   2,541
       Common stock                                                          137                      137
       Deficit                                                            (7,237)                 (10,220)
                                                                       ---------                ---------
                                                                          (7,860)                  (7,542)
       Less: Treasury stock, at cost                                     100,215                  103,448
                Deferred compensation                                        914                    1,024
                                                                       ---------                ---------
                Total stockholders' deficit                             (108,989)                (112,014)
                                                                       ---------                ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIT                                                           $ 143,735                $ 140,651
                                                                       =========                =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
                           COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                (Dollars in thousands, except per share amounts)


                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                                1998               1997                1998                1997
                                                           ------------        ------------        ------------        ------------
                                                              (restated)                            (restated)

NET SALES                                                  $     53,995        $     45,142        $    102,551        $     87,702

COST OF SALES                                                    26,778              21,383              49,620              40,869
                                                           ------------        ------------        ------------        ------------

GROSS PROFIT                                                     27,217              23,759              52,931              46,833

RESEARCH AND DEVELOPMENT
  EXPENSES                                                        5,659               5,322              12,554              10,373

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                         13,412              11,568              24,802              22,742

ACQUIRED IN-PROCESS RESEARCH AND
 DEVELOPMENT CHARGE (Note 4)                                          0                   0               2,680                   0

RECAPITALIZATION CHARGE (Note 3)                                      0                   0              17,979
                                                           ------------        ------------        ------------        ------------
                                                                                                                                  0

OPERATING PROFIT (LOSS)                                           8,146               6,869              12,895              (4,261)

INTEREST EXPENSE, NET                                            (4,928)             (4,625)             (9,855)             (6,135)

REALIZED INVESTMENT GAINS                                           960                   0               3,133
                                                           ------------        ------------        ------------        ------------
                                                                                                                                  0

INCOME (LOSS) BEFORE INCOME TAXES                                 4,178               2,244               6,173             (10,396)

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                                    1,150                 927               1,923              (2,207)
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                                 3,028               1,317               4,250              (8,189)
                                                           ------------        ------------        ------------        ------------

Other comprehensive income (loss):
  Unrealized investment loss                                       (470)                  0              (1,018)                  0
  Foreign currency translation adjustments                           42                 167                (435)              1,579
                                                           ------------        ------------        ------------        ------------
Other comprehensive income (loss)                                  (428)                167              (1,453)              1,579
                                                           ------------        ------------        ------------        ------------
COMPREHENSIVE INCOME (LOSS)                                $      2,600        $      1,484        $      2,797        $     (6,610)
                                                           ============        ============        ============        ============
Basic weighted average common shares
   outstanding                                                9,137,887           8,776,817           9,082,439          15,426,226

Basic Earnings (Loss) Per Share                            $       0.33        $       0.15        $       0.47        $      (0.53)
Diluted Earnings (Loss) Per Share                          $       0.32        $       0.15        $       0.45        $      (0.53)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in thousands)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                1998                    1997
                                                                             ---------              ---------
                                                                             (restated)
CASH FLOWS FROM (USED FOR) OPERATING
   ACTIVITIES:
       Net income (loss)                                                     $   4,250              $  (8,189)
       Adjustments to reconcile net income (loss) to net cash
          from (used for) operating activities:
           Depreciation and amortization of intangibles                          4,079                  3,039
           Amortization of deferred financing costs                                773                    515
           Acquired in-process research and development
               charge                                                            2,680                      0
           Amortization of acquired inventory step-up                            1,000                      0
           Realized investment gains                                            (3,133)                     0
           Other non-cash charges, net                                            (194)                 3,733
           Changes in operating assets and liabilities                          (3,544)                 3,058
                                                                             ---------              ---------
              Net cash from operating activities                                 5,911                  2,156
                                                                             ---------              ---------

CASH FLOWS FROM (USED FOR) INVESTING
   ACTIVITIES:
       Purchase of minority interest in subsidiary                                   0                 (7,551)
       Acquisition of a businesses, net of cash acquired                        (4,505)                     0
       Investments in equity securities and ventures                              (487)                     0
       Proceeds from sale of investments                                         4,137                      0
       Capital expenditures, net                                                (2,390)                (1,674)
       Product lines, patent rights and licenses acquired                       (3,041)                (1,256)
                                                                             ---------              ---------
           Net cash used for investing activities                               (6,286)               (10,481)
                                                                             ---------              ---------

CASH FLOWS FROM (USED FOR) FINANCING
   ACTIVITIES:
       Borrowings under long-term obligations                                   16,500                194,710
       Repayments of long-term obligations                                     (15,747)                (4,272)
       Purchase of treasury stock                                                  (11)              (208,847)
       Sale of stock                                                               461                 21,050
       Proceeds from exercise of stock options                                      35                  8,330
       Recapitalization costs deferred or charged to equity                          0                (15,295)
                                                                             ---------              ---------

           Net cash from (used for) investing activities                         1,238                 (4,324)
                                                                             ---------              ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (364)                (1,709)
                                                                             ---------              ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                              499                (14,358)
CASH AND CASH EQUIVALENTS, beginning of period                                  10,575                 37,826
                                                                             ---------              ---------
CASH AND CASH EQUIVALENTS, end of period                                     $  11,074              $  23,468
                                                                             =========              =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1998 AND 1997
                                   (RESTATED)


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

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 1998, have been restated to reflect a change in the original purchase price allocations for the March 31, 1998, acquisition of CCS Packard, Inc. (formerly known as Carl Creative Systems, Inc.) ("CCS"). Refer to Note 4 to the condensed consolidated financial statements. The adjustments are the result of guidance which the Securities and Exchange Commission has recently put forth pertaining to the valuation of acquired in-process research and development which has not reached technological feasibility. The Company, its independent accountants and its independent appraisers believe that 1) the original appraisals were performed in accordance with standards established by the American Society of Appraisers and 2) the original purchase price allocations were performed in accordance with generally accepted accounting principles. The original appraisals and purchase price allocations were reflected in the Company's previously filed Forms 10-Q for each quarterly period in fiscal 1998.

As a result of the restatement, the amount of purchase price assigned to acquired in-process research and development have been reduced from $5.54 million to $2.68 million in connection with the CCS acquisition. Restated goodwill reflects a corresponding increase, net of increased amortization expense. The goodwill is being amortized over a 20-year period. The effect of the restatement on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 1998, is summarized below (in thousands, except per share amounts):

                                                  Three Months Ended                         Six Months Ended
                                                    June 30, 1998                              June 30, 1998
                                             As Reported         Restated              As Reported         Restated
                                             -----------         --------              -----------         --------
Operating Results:
   Selling, General and
     Administrative Expenses                  $ 13,373            $ 13,412            $   24,763           $   24,802
   Acquired In-Process Research
      and Development Charge                  $      0            $      0            $    5,540           $    2,680
   Earnings per share:
      Basic                                   $   0.34            $   0.33            $     0.16           $     0.47
      Diluted                                 $   0.32            $   0.32            $     0.15           $     0.45

Balance Sheet:
   Goodwill, net                              $ 10,319            $ 13,140
   Retained deficit                           $(10,058)           $ (7,237)


The restatement had no effect on previously reported operating cash flow.


Note 2.  Inventories:

Inventories consisted of the following at June 30, 1998, and December 31, 1997 (in thousands):

                                            June 30, 1998      December 31, 1997
                                            -------------      -----------------

               Raw materials and parts         $ 15,740            $ 14,908
               Work in process                    2,511               1,995
               Finished goods                    14,310              12,556
                                               --------            --------
                                                 32,561              29,459
               Excess and obsolete reserve       (2,277)             (1,921)
                                               --------            --------
                                               $ 30,284            $ 27,538
                                               ========            ========


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

The Company has adjusted the purchase price allocation associated with the CCS acquisition in response to recently communicated guidance from the Securities and Exchange Commission on how the value of acquired in-process research and development should be determined. The amounts disclosed above and in the accompanying condensed consolidated financial statements reflect the restatements.

Both acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The excess of the purchase price of Aquila and CCS, in the aggregate, over the fair values of the net assets acquired was approximately $9.6 million (including the Aquila Contingent Payment referred to above) and has been reflected as goodwill in the accompanying condensed consolidated balance sheets. As future Contingent Payments are made, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over a period of 20 years from the initial acquisition dates.

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

                                                      (Dollars in thousands, except per share amounts)
                                                  For the Three Months                For the Six Months
                                                     Ended June 30,                     Ended June 30,
                                                1998               1997             1998               1997
                                               -------           -------          --------           --------
 Net sales                                     $53,995           $50,681          $104,593           $ 97,545

 Operating profit (loss)                       $ 9,140           $ 8,022          $ 16,977           $ (2,656)

 Net income (loss)                             $ 3,919           $ 2,206          $  8,141           $ (7,083)

 Basic earnings (loss) per share               $  0.43           $  0.25          $   0.89           $  (0.46)


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

Results of Operations (dollars in millions)

                                                               Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                                                  % Inc.                                 % Inc.
                                                         1998        1997         (Dec.)         1998         1997       (Dec.)
                                                         ----        ----         ------         ----         ----       ------
                                                      (restated)                               (restated)
Total revenues:
  Packard                                              $  35.6     $  31.4         13.4%      $   65.3     $  60.8         7.3%
  Canberra                                                18.4        13.7         33.8%          37.3        26.9        38.8%
                                                       -------     -------         ----       --------     -------        ----
                                                          54.0        45.1         19.6%         102.6        87.7        16.9%
                                                       -------     -------         ----       --------     -------        ----
Gross profit:
  Packard                                                 18.3        17.2          6.8%          34.5        33.6         2.6%
  Canberra                                                 8.9         6.6         34.5%          18.4        13.2        39.5%
                                                       -------     -------         ----       --------     -------        ----

                                                          27.2        23.8         14.6%          52.9        46.8        13.0%
                                                       -------     -------         ----       --------     -------        ----

Operating expenses:
  Research and development                                 5.7         5.3          6.3%          12.5        10.4        21.0%
  Selling, general and administrative                     13.4        11.6         15.6%          24.8        22.7         8.9%
  In-process research and development charge               --          --           --             2.7         --          N/A
  Recapitalization charge                                  --          --           --              --        18.0         N/A
                                                       -------     -------         ----       --------     -------        ----

Operating profit (loss)                                    8.1         6.9         19.2%          12.9        (4.3)        N/A
Interest expense, net                                     (4.9)       (4.7)         6.6%          (9.8)       (6.1)        N/A
Realized investment gains                                  1.0         --           N/A            3.1         --          N/A
                                                       -------     -------         ----       --------     -------        ----

Income (loss) before income taxes                          4.2         2.2         87.9%           6.2       (10.4)        N/A
Provision for (benefit from) income taxes                  1.2         0.9         24.1%          (2.2)        --          N/A
                                                       -------     -------         ----       --------     -------        ----
                                                                                                                           1.9

Net income (loss)                                      $   3.0     $   1.3        132.9%      $    4.3     $  (8.2)        N/A
                                                       -------     -------         ----       --------     -------        ----

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

                                 Three Months Ended        Six Months Ended
                                   June 30, 1998            June 30, 1998
                                   -------------            -------------
        Net Sales -
            Aquila                    $3,867                   $8,134
            CCS                       $4,516                   $4,516*

        Operating Profit -
            Aquila                    $1,015                   $2,267
            CCS                       $2,344                   $2,344*

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

During the first quarter of 1998, the Company recorded a $2.68 million charge associated with the writeoff of in-process research and development ("R&D") acquired in connection with the Company's purchase of CCS. The charge represents that portion of the purchase price which was assigned to the acquired R&D through purchase accounting as determined by an independent appraisal.

In March of 1997, the Company recorded an $18.0 million charge associated with the Recapitalization (refer to the Company's 1997 Form 10-K).

Consolidated operating profit of $8.1 million and $12.9 million for the three months and six months ended June 30, 1998 compares with $6.9 million and ($4.3) million during the corresponding 1997 periods. Excluding the effects of the 1998 charges associated with the CCS acquired research and development and acquired inventory, and the 1997 Recapitalization charge, operating profit increased $2.9 million during the six months ended June 30, 1998 period, as compared to corresponding 1997 period, due primarily to the acquisitions of Aquila and CCS, partially offset by the increased research and development spending and the stronger U.S. dollar in 1998.

The increase in interest expense, net during 1998 is a direct result of the funds used in connection with the Recapitalization effective March 4, 1997 (refer to the 1997 Form 10-K) and increased indebtedness associated with the acquisitions of Aquila and CCS.

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

Subsequent Event - Acquisition of BioSignal

On July 7, 1998, the Company acquired BioSignal, Inc., a company located in Montreal, Canada, which is involved in the development and commercialization of cloned drug targets as drug screening reagents for use in pharmaceutical and biotechnology research. The Company, which held a 19% ownership interest in BioSignal prior to the acquisition, purchased the remaining 81% interest for approximately $11.0 million which includes liabilities assumed and shares of the Company to be issued. The cash portion of the purchase price was funded through the revolving credit facility. The acquisition will be accounted for under the purchase accounting method. In connection with the acquisition, the Company will incur a charge of $3.44 million to write off the in-process R&D acquired.

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

     (a)  Exhibits:

 Exhibit
   No.        Description
 -------      -----------

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

                               PACKARD BIOSCIENCE COMPANY


                           By:     /s/ Emery G. Olcott
                                -------------------------------
                                       Emery G. Olcott
                                  Chairman of the Board, Chief
                                Executive Officer and President


                           By:     /s/ Ben D. Kaplan
                                -------------------------------
                                       Ben D. Kaplan
                                  Vice President and Chief
                                     Financial Officer


                           By:     /s/ David M. Dean
                                -------------------------------
                                       David M. Dean
                                    Corporate Controller