Form 10-Q/A
period 1998-09-30
PACKARD BIOSCIENCE CO
filed 1999-03-29
CIK 1035975

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

        For the transition period from __________ to ___________

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

Packard BioScience Company (the "Company") has adjusted the allocation of the purchase prices for the March 31, 1998, acquisition of CCS Packard, Inc. (formerly known as Carl Creative Systems, Inc.) ("CCS"), and the July 1, 1998, acquisition of BioSignal, Inc. ("BioSignal"). The adjustments are the result of guidance which the Securities and Exchange Commission has recently put forth pertaining to the valuation of acquired in-process research and development which has not reached technological feasibility. The Company, its independent accountants and its independent appraisers believe that 1) the original appraisals were performed in accordance with standards established by the American Society of Appraisers and 2) the original purchase price allocations were performed in accordance with generally accepted accounting principles. The original appraisals and purchase price allocations were reflected in the Company's previously filed Forms 10-Q for each quarterly period in fiscal 1998. This amended filing contains amended financial information and disclosure pertaining to the period as of and for the three and nine months ended September 30, 1998. Refer to Notes 1 and 4 to the condensed consolidated financial statements.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 and DECEMBER 31, 1997
                             (Dollars in thousands)

                                                   September 30, 1998    December 31, 1997
                                                   ------------------    -----------------
                                                       (restated)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $  10,919           $  10,575
  Accounts receivable, net                                 39,398              40,688
  Inventories, net                                         34,842              27,538
  Other current assets                                      7,948               6,242
                                                        ---------           ---------
    Total current assets                                   93,107              85,043
                                                        ---------           ---------
PROPERTY, PLANT AND EQUIPMENT, at cost                     39,112              33,160
  Less - accumulated depreciation                          17,757              15,240
                                                        ---------           ---------
                                                           21,355              17,920
                                                        ---------           ---------
OTHER ASSETS:
  Goodwill, net                                            16,839               9,498
  Deferred financing costs, net                             8,732               9,891
  Investments                                               1,297               8,216
  Other                                                    14,358              10,083
                                                        ---------           ---------
                                                           41,226              37,688
                                                        ---------           ---------
TOTAL ASSETS                                            $ 155,688           $ 140,651
                                                        =========           =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Notes payable                                         $   2,134           $   1,929
  Current portion of long-term obligations                  1,391               1,794
  Accounts payable and accrued liabilities                 40,032              37,439
  Deferred income                                          11,768              11,616
                                                        ---------           ---------
    Total current liabilities                              55,325              52,778
                                                        ---------           ---------
LONG-TERM OBLIGATIONS, net of current portion:
  Notes and other long-term obligations                    11,557               6,320
  Term loan and credit facility                            56,100              39,400
  Senior subordinated notes                               150,000             150,000
                                                        ---------           ---------
    Total long-term obligations, net                      217,657             195,720
                                                        ---------           ---------
DEFERRED INCOME TAXES                                       2,252               4,167
                                                        ---------           ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Cumulative translation adjustment                           271                (344)
  Unrealized investment gains, net of taxes                    15               2,885
                                                        ---------           ---------
  Accumulated other comprehensive income                      286               2,541
  Common stock                                                137                 137
  Deficit                                                 (19,755)            (10,220)
                                                        ---------           ---------
                                                          (19,332)             (7,542)
  Less: Treasury stock, at cost                            99,336             103,448
        Deferred compensation                                 878               1,024
                                                        ---------           ---------
    Total stockholders' deficit                          (119,546)           (112,014)
                                                        ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                               $ 155,688           $ 140,651
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
                (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                          September 30,
                                                               1998                1997                1998                1997
                                                           ------------        ------------        ------------        ------------
                                                            (restated)                              (restated)
NET SALES                                                  $     54,069        $     42,965        $    156,618        $    130,667

COST OF SALES                                                    26,447              20,917              76,065              61,786
                                                           ------------        ------------        ------------        ------------

GROSS PROFIT                                                     27,622              22,048              80,553              68,881

RESEARCH AND DEVELOPMENT
  EXPENSES                                                        7,480               5,879              20,033              16,252

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                         12,996              12,474              37,805              35,434

ACQUIRED IN-PROCESS RESEARCH AND
 DEVELOPMENT CHARGES (Note 4)                                     3,440                   0               6,120                   0

LITIGATION SETTLEMENT (Note 8)                                   10,000                   0              10,000                   0

RECAPITALIZATION CHARGES (Note 3)                                     0                 450                   0              18,429
                                                           ------------        ------------        ------------        ------------

OPERATING PROFIT (LOSS)                                          (6,294)              3,245               6,595              (1,234)

INTEREST EXPENSE, NET                                            (4,929)             (4,692)            (14,780)            (10,609)

REALIZED INVESTMENT GAINS                                             0                   0               3,133                   0
                                                           ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                                        (11,223)             (1,447)             (5,052)            (11,843)

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                                      888                (178)              2,812              (2,385)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                        (12,111)             (1,269)             (7,864)             (9,458)
                                                           ------------        ------------        ------------        ------------

Other comprehensive income (loss):
  Unrealized investment income (loss)                                (4)              1,050                (988)              3,201
  Reclassification adjustment, net                                    0                   0              (1,880)                  0
  Foreign currency translation adjustments                          508                (483)                615              (2,602)
                                                           ------------        ------------        ------------        ------------
Other comprehensive income (loss)                                   504                 567              (2,253)                599
                                                           ------------        ------------        ------------        ------------
COMPREHENSIVE INCOME (LOSS)                                $    (11,607)       $       (702)       $    (10,117)       $     (8,859)
                                                           ============        ============        ============        ============
Basic and diluted weighted average
   common shares outstanding                                  9,157,478           9,007,451           9,106,408          13,500,612

Basic and Diluted Loss Per Share                           $      (1.32)       $      (0.14)       $      (0.86)       $      (0.70)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Dollars in thousands)

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                            1998                   1997
                                                                          ---------              ---------
                                                                         (restated)
CASH FLOWS FROM (USED FOR) OPERATING
  ACTIVITIES:
    Net loss                                                              $  (7,864)             $  (9,458)
    Adjustments to reconcile net loss to net cash
      from (used for) operating activities:
        Depreciation and amortization of intangibles                          5,841                  4,734
        Amortization of deferred financing costs                              1,159                    901
        Acquired in-process research and development
          charges                                                             6,120                      0
        Amortization of acquired inventory step-up                            1,500                      0
        Realized investment gains                                            (3,133)                     0
        Other non-cash charges, net                                              29                  3,759
        Changes in operating assets and liabilities                          (5,664)                (6,139)
                                                                          ---------              ---------
          Net cash used for operating activities                             (2,012)                (6,203)
                                                                          ---------              ---------

CASH FLOWS FROM (USED FOR) INVESTING
  ACTIVITIES:
    Purchase of minority interest in subsidiary                                   0                 (7,551)
    Acquisitions of businesses, net of cash acquired                        (11,595)                (6,291)
    Investments in equity securities and ventures                              (487)                (1,438)
    Proceeds from sale of investments                                         4,137                      0
    Capital expenditures, net                                                (4,789)                (2,799)
    Product lines, patent rights and licenses acquired                       (1,830)                (2,036)
                                                                          ---------              ---------
          Net cash used for investing activities                            (14,564)               (20,115)
                                                                          ---------              ---------

CASH FLOWS FROM (USED FOR) FINANCING
  ACTIVITIES:
    Borrowings under long-term obligations                                   35,704                201,710
    Repayments of long-term obligations                                     (19,878)                (3,377)
    Purchase of treasury stock                                                  (54)              (208,848)
    Sale of stock                                                               461                 21,051
    Proceeds from exercise of stock options                                      40                  8,331
    Recapitalization costs deferred or charged to equity                          0                (15,295)
                                                                          ---------              ---------
          Net cash from investing activities                                 16,273                  3,572
                                                                          ---------              ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         647                 (2,076)
                                                                          ---------              ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              344                (24,822)
CASH AND CASH EQUIVALENTS, beginning of period                               10,575                 37,826
                                                                          ---------              ---------
CASH AND CASH EQUIVALENTS, end of period                                  $  10,919              $  13,004
                                                                          =========              =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (RESTATED)

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

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 1998, have been restated to reflect a change in the original purchase price allocations for the March 31, 1998, acquisition of CCS Packard, Inc. (formerly known as Carl Creative Systems, Inc.) ("CCS"), and the July 1, 1998, acquisition of BioSignal, Inc. ("BioSignal"). Refer to Note 4 to the condensed consolidated financial statements. The adjustments are the result of guidance which the Securities and Exchange Commission has recently put forth pertaining to the valuation of acquired in-process research and development which has not reached technological feasibility. The Company, its independent accountants and its independent appraisers believe that 1) the original appraisals were performed in accordance with standards established by the American Society of Appraisers and 2) the original purchase price allocations were performed in accordance with generally accepted accounting principles. The original appraisals and purchase price allocations were reflected in the Company's previously filed Forms 10-Q for each quarterly period in fiscal 1998.

As a result of the restatement, the amount of purchase price assigned to acquired in-process research and development has been reduced from $5.54 million to $2.68 million in the case of the CCS acquisition, and from $6.47 million to $3.44 million in the case of the BioSignal acquisition. Restated goodwill reflects corresponding increases, net of increased amortization expense. CCS and BioSignal goodwill are being amortized over a 20-year period. The effect of the restatement on the Company's condensed consolidated financial statements as of and for the three months and nine months ended September 30, 1998, is summarized below (in thousands, except per share amounts):

                                               Three Months Ended                       Nine Months Ended
                                               September 30, 1998                      September 30, 1998
                                          As Reported           Restated          As Reported           Restated
                                          -----------           --------          -----------           --------
Operating Results:
   Selling, General and
     Administrative Expenses                $ 12,929            $ 12,996            $ 37,699            $ 37,805
   Acquired In-Process Research
     and Development Charge                 $  6,470            $  3,440            $ 12,010            $  6,120
   Loss per share:
      Basic and diluted                     $  (1.65)           $  (1.32)           $  (1.50)           $  (0.86)
Balance Sheet:
   Goodwill, net                            $ 11,055            $ 16,839
   Retained deficit                         $(25,539)           $(19,755)

The restatement had no effect on previously reported operating cash flow.

Note 2.  Inventories:

Inventories consisted of the following at September 30, 1998, and December 31, 1997 (in thousands):

                                        September 30, 1998   December 31, 1997
                                        ------------------   -----------------

     Raw materials and parts                 $ 17,183             $ 14,908
     Work in process                            4,554                1,995
     Finished goods                            16,337               12,556
                                             --------             --------
                                               38,074               29,459
     Excess and obsolete reserves              (3,232)              (1,921)
                                             --------             --------
                                             $ 34,842             $ 27,538
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

On July 7, 1998, the Company acquired 100% of the outstanding common stock of BioSignal, Inc. ("BioSignal"), a biotechnology company located in Canada. Prior to the July acquisition, the Company owned a 19% interest in BioSignal. The Company acquired the remaining 81% ownership interest for approximately $8.6 million in cash and 35,817 shares of the Company's common stock valued at $500,000. In connection with the acquisition, the Company recognized a charge of $3.44 million to write off the value assigned to acquired in-process research and development. In addition, the acquisition resulted in the recognition of a $0.5 million write-up in inventory acquired, which was charged to operations during the three months ended September 30, 1998.

All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired was approximately $13.5 million (including the Aquila Contingent Payment referred to above) and has been reflected as goodwill in the accompanying condensed consolidated balance sheets. As Contingent Payments are made, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 20 years from the initial acquisition dates.

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

                                (Dollars in thousands, except per share amounts)
                                For the Three Months       For the Nine Months
                                 Ended September 30,       Ended September 30,
                                  1998         1997         1998         1997
                                  ----         ----         ----         ----

Net sales                      $  54,069    $  46,132    $ 159,827    $ 144,380

Operating profit (loss)        $  (2,489)   $   3,634    $  14,793    $     936

Net loss                       $  (8,303)   $    (720)   $    (141)   $  (8,171)

Basic loss per share           $   (0.90)   $   (0.08)   $   (0.02)   $   (0.60)

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

Results of Operations (dollars in millions)

                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30,                         September 30,
                                                                                    % Inc.                                 % Inc.
                                                            1998        1997        (Dec.)       1998         1997         (Dec.)
                                                           ------      ------       ------      ------       ------        ------
                                                         (restated)                           (restated)
Total revenues:
  Packard                                                  $ 36.5      $ 27.4         33.2%     $101.8       $ 88.2          15.4%
  Canberra                                                   17.6        15.6         12.8%       54.8         42.4          29.2%
                                                           ------      ------       ------      ------       ------        ------
                                                             54.1        43.0         25.8%      156.6        130.6          19.9%
                                                           ------      ------       ------      ------       ------        ------
Gross profit:
  Packard                                                    19.3        15.0         28.7%       53.8         48.6          10.7%
  Canberra                                                    8.3         7.1         16.9%       26.7         20.3          31.5%
                                                           ------      ------       ------      ------       ------        ------
                                                             27.6        22.1         24.9%       80.5         68.9          16.8%
                                                           ------      ------       ------      ------       ------        ------
Operating expenses:
  Research and development                                    7.5         5.9         27.1%       20.0         16.3          22.7%
  Selling, general and administrative                        13.0        12.5          4.0%       37.8         35.4           6.8%
  In-process research & development charges                   3.4         0.0          N/A         6.1          0.0           N/A
  Litigation settlement                                      10.0         0.0          N/A        10.0          0.0           N/A
  Recapitalization charges                                    0.0         0.5          N/A         0.0         18.4           N/A
                                                           ------      ------       ------      ------       ------        ------
Operating profit (loss)                                      (6.3)        3.2          N/A         6.6         (1.2)          N/A
Interest expense, net                                        (4.9)       (4.7)         4.3%      (14.8)       (10.6)         39.6%
Realized investment gains                                     0.0         0.0          N/A         3.1          0.0           N/A
                                                           ------      ------       ------      ------       ------        ------
Loss before income taxes                                    (11.2)       (1.5)         N/A        (5.1)       (11.8)          N/A
Provision for (benefit from) income taxes                     0.9        (0.2)         N/A         2.8         (2.3)          N/A
                                                           ------      ------       ------      ------       ------        ------
Net loss                                                   $(12.1)     $ (1.3)         N/A      $ (7.9)      $ (9.5)          N/A
                                                           ------      ------       ------      ------       ------        ------

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

During the first quarter of 1998, the Company recorded a $2.68 million charge associated with the writeoff of in-process research and development ("R&D") acquired in connection with the Company's purchase of CCS. In the third quarter of 1998, the Company recognized a similar charge amounting to $3.44 million associated with the acquisition of BioSignal. The charges represent that portion of the purchase price which was assigned to the acquired R&D through purchase accounting as determined by an independent appraisal.

The Company has adjusted the purchase price allocation associated with the CCS and BioSignal acquisitions in response to recently communicated guidance from the Securities and Exchange Commission on how the value of acquired in-process research and development should be determined. The amounts disclosed above and in the accompanying condensed consolidated financial statements reflect the restatements.

In September 1998, the Company recorded the cost of settling an outstanding lawsuit. Refer to Subsequent Event - Litigation Settlement below for a description of such settlement.

During 1997, the Company recorded $18.4 million of charges associated with the Recapitalization, which is described in the Company's 1997 Form 10-K.

Consolidated operating profit (loss) of $(6.3) million and $6.6 million for the three months and nine months ended September 30, 1998, compares with $3.2 million and ($1.2) million during the corresponding 1997 periods. Excluding the effects of the one-time charges associated with acquisitions and litigation settlement discussed above, and the 1997 Recapitalization charge, operating profit increased to $24.2 million during the nine months ended September 30, 1998, compared to $17.4 million during the comparable 1997 period, due primarily to the acquisitions of Aquila, CCS and BioSignal and growth in the Company's U.S. businesses. Such increases were partially offset by the unfavorable effect of the stronger U.S. dollar during 1998, as well as increased research and development spending.

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

                                        PACKARD BIOSCIENCE COMPANY


                                        By:      /s/ Emery G. Olcott
                                            ------------------------------------
                                                     Emery G. Olcott
                                               Chairman of the Board, Chief
                                             Executive Officer and President


                                        By:         /s/ Ben D. Kaplan
                                            ------------------------------------
                                                      Ben D. Kaplan
                                                 Vice President and Chief
                                                      Financial Officer


                                        By:       /s/ David M. Dean
                                            ------------------------------------
                                                      David M. Dean
                                                  Corporate Controller