Form 10-K
period 1998-12-31
PACKARD BIOSCIENCE CO
filed 1999-03-29
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-24001

                           PACKARD BIOSCIENCE COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          06-0676652
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


800 Research Parkway, Meriden, Connecticut                 06450 - 6450
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code       203-238-2351

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

Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 19, 1999: $153,332,966.

As of March 19, 1999, there were 9,148,745 shares of the registrant's common stock outstanding.

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

     The Company was founded in 1965 by Emery G. Olcott, its current President and Chief Executive Officer. The Company began as a manufacturer of nuclear instrument modules ("NIMs"), which are electronic devices used to detect and measure radioactive materials and the energy they emit. Throughout the 1970s and into the early 1980s, the Company maintained a leadership position in the nuclear spectroscopy market and continued to grow. Expertise in measuring radiation exposure of humans (health physics) was increased through the acquisition of Radiation Management Corporation in 1983. Subsequent acquisitions by Canberra included Nuclear Data, Inc. in 1989, which specialized in computer-based spectroscopy systems and health physics software; Jomar Systems, Inc. in 1990, which specialized in neutron counting devices; Aquila Technologies Group, Inc. ("Aquila") in 1997, a manufacturer and distributor of instrumentation used in the business of nuclear safeguarding; and Harwell Instruments, Ltd. ("Harwell") in January, 1999, a manufacturer and distributor of nuclear instrumentation which is located in the United Kingdom. In addition, in October, 1998, the Company acquired a controlling interest in Mobile Characterization Services, LLC ("MCS"), which provides specialized equipment used to characterize radioactive waste in order to determine its proper treatment and/or disposal.

     In 1986, the Company purchased Packard from a subsidiary of United Technologies Corporation. Packard was founded in 1949 by Lyle E. Packard. The original product manufactured by Packard was a geiger counter particularly suited to laboratory measurements of low energy radioactivity. In 1954, Packard introduced the first commercial liquid scintillation counter, called the Tri-Carb(R) Spectrometer. With a rapid succession of technological innovations, Packard established leadership in the emerging scintillation spectrometry industry. In 1967, Packard was acquired by the American Bosch Arma Corporation, which later became part of the Automotive Division of United Technologies Corporation. During the 1960s and 1970s, Packard increased its international presence, establishing several sales and service companies in Europe and Australia. In 1980, Packard developed a manufacturing presence for biochemicals and supplies in Groningen, The Netherlands. The Company's acquisition of Packard capitalized on its knowledge of nuclear physics, but at the same time diversified its product portfolio by addressing entirely new markets. In 1988, the Company acquired Radiomatic Instruments and Chemical Co., a manufacturer of flow scintillation analyzers, which complemented Packard's product line. During 1998, the Company acquired Carl Creative Systems, Inc. (currently known as CCS Packard, Inc. ("CCS")) and BioSignal, Inc. ("BioSignal"). CCS is a developer, manufacturer and distributor of high-throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. BioSignal, located in Montreal, Quebec, Canada, is a developer and distributor of cloned drug targets used in pharmaceutical and biotechnology research.

     Packard BioScience Company currently has four domestic and fifteen foreign active subsidiaries, all of which are wholly-owned, with the exception of MCS which is 55% owned by the Company. Packard Instrument Company, Inc. (Downers Grove, Illinois), CCS (Torrance, California) and BioSignal (Montreal, Canada), are the manufacturing facilities of Packard's products, with the exception of biochemical products, which are produced in the Netherlands by Packard Instrument B.V. Canberra's instruments, certain radiation detectors, applied systems and safeguards are manufactured by certain divisions of the Company located at its headquarters in Meriden, Connecticut, at Aquila (Albuquerque, New Mexico) and at Harwell (Oxfordshire and Dorset, United Kingdom); certain radiation detectors are manufactured in Belgium by Canberra Semiconductor N.V. The Company's other subsidiaries are sales and service organizations.

     In March 1997, the Company completed a transaction to effect a recapitalization of the Company (the "Recapitalization"). Refer to the consolidated financial statements included in Part II on this Form 10-K for a detailed description of the Recapitalization.

     The principal executive offices of the Company are located at 800 Research Parkway, Meriden, Connecticut 06450. Its telephone number is (203) 238-2351.

Packard

     Packard is a worldwide leader in the manufacturing and marketing of bioanalytical instruments for use in the life science research industry. Packard's instruments and biochemicals are used principally in laboratory research related to high-throughput screening, genetic analysis, immunology, virology, biochemistry, toxicology and metabolism studies, primarily as part of the drug discovery research process. Over the past five years, pharmaceutical and biotechnology companies have attempted to advance the drug discovery process through genomic research and accelerated drug screening and have invested considerable resources in this process, resulting in increased demand for Packard's newer products. Packard's primary products include bioanalytical spectrometers, microplate readers, imaging systems, robotic liquid handling systems and biochemicals and related supplies. Packard believes that its strong, long-term relationships with its customers have been a key component of its development of new products which respond to these industry trends. In addition, the Company believes that the quality and reliability of its products have generated a large installed base of instruments which allows Packard to generate a recurring stream of revenue from service and from sales of biochemicals and other consumables. Packard distributes and services its instruments and other products through an international sales and service organization to many of the leading pharmaceutical, biotechnology and agrochemical companies as well as to prominent academic, federal and hospital laboratories.

     Life science is the study of the characteristics, behavior and structure of living organisms and their component systems. Life science researchers utilize a variety of instruments and related biochemicals and supplies in drug discovery, the study of life processes, biotechnology and environmental testing. Two major branches of life science are cellular biology and molecular biology. Cellular biology is the study of live, intact cells. Molecular biology is the study of cell components including DNA, RNA and proteins. The Company estimates that in 1998 annual sales to the global life sciences industry for instrumentation, related service and biochemicals totaled in excess of $4.0 billion. The segments of this industry on which the Company focuses are bioanalytical spectrometers, microplate readers, imaging systems, robotic liquid handling systems, and radioisotopic and non-radioisotopic biochemicals and supplies, for which the Company estimates 1998 annual sales total in excess of $1.0 billion.

     The bioanalytical instrument market includes primarily bioanalytical spectrometers, microplate readers, imaging systems and robotic liquid handling systems. Bioanalytical spectrometers are used to measure biologically active molecules, cells and sub-cellular components, the composition and function of body tissues and organs, the dynamics of living systems, and the mechanics of disease. They are used by researchers in pharmaceutical companies, biotechnology companies, and academic institutions as well as customers in hospitals, environmental testing laboratories and clinical testing laboratories. Bioanalytical spectrometer samples are contained in vials, test tubes and chromatographic flow-through cells.

     A major application of Packard's bioanalytical instruments is for use in the drug discovery process. The pharmaceutical industry has traditionally gained most of its drug leads by evaluating natural and synthetic compounds from their chemical libraries for molecules with possible therapeutic benefit. However, new tools for drug discovery allowing for more rapid, thorough and efficient identification of drug leads have evolved over the past five years. In addition, two major technological innovations have substantially increased the number of possible drug leads, and new avenues for disease treatment are now available. First, molecular and cellular biology and the study of the human genome have facilitated the identification of complex disease mechanisms and identified genetic targets as potential and known causes of diseases. Second, combinatorial chemistry, the production of hundreds of thousands of compounds from functionally diverse chemicals, has enabled chemists to synthesize huge numbers of new substances which can then be tested for disease-fighting capability. As a result of these innovations, a challenge for pharmaceutical companies is how to screen this large number of candidate drug compounds against a proliferating number of disease targets. Pharmaceutical groups require the capability to screen millions of potential drug leads against many new disease targets in shorter time periods and have turned to instrumentation for "high throughput screening."

     Makers of bioanalytical instruments, like Packard, have addressed this need and helped to make the new approach to drug discovery possible by combining the detection capabilities of its bioanalytical instruments with advances in "high throughput screening." "High throughput screening" is a general term that refers to automated liquid handling robotics systems and new microplate detection instruments currently being used in drug research. Using high throughput screening, research groups have been able to screen tens and even hundreds of thousands of compounds a week, well beyond previous limits. The result has been an increase in both the speed with which tests can be conducted and the volume of information available on the binding characteristics of a given drug candidate or the biological target.

     The bioanalytical instrument market includes products that provide researchers with the ability to detect the activity of biological samples by measuring minute amounts of light. Today, there exist three different labeling methods: isotopic, fluorescent and chemiluminescent labeling. Fluorescent and chemiluminescent labels are considered non-isotopic methods. Isotopic methods allow a researcher to recognize the activity of a particular molecule or compound by labeling it with a radioactive molecule. Rather than utilize radioactivity, fluorescent or chemiluminescent labeling distinguishes a specific molecule or compound to be analyzed by attaching an organic light-emitting molecule.

     Microplate readers are used primarily by researchers at drug companies and biotechnology companies when studying cellular and molecular biology. Microplates are used in drug discovery and development for screening potential drug candidates and by scientists conducting evaluation assays. Microplate readers quantify the results of tests performed in the depressions, or "wells," of small plastic trays. Microplate readers miniaturize the tests and, therefore, reduce the amount of samples, labels and time needed to perform such tests. Because of their advanced technology and differentiating characteristics, both bioanalytical spectrometers and microplate readers are expected to be sold at higher margins than more standard instruments.

     Imaging systems are also used in the study of molecular and cellular biology, primarily by researchers in core academic facilities and target drug discovery groups in pharmaceutical and biotechnology companies. Imaging system samples are analyzed in flat (two-dimensional) formats, such as electrophoresis gels, blotting membranes or DNA array supports. Robotic liquid handling systems are used in laboratories to transfer liquids from one piece of labware or apparatus to another, add or mix reagents, perform dilutions, perform washing steps, or otherwise manipulate liquid samples for analytical procedures. These instruments have become important as laboratory research tools because microplate readers have reduced the size and increased the number of samples. Robotics are necessary to complete precise measurements and handle a large number of minute samples. Packard sells robotic liquid handlers that are used to prepare samples in microplate readers and bioanalytical spectrometers, as well as robotic handling equipment to process samples prepared in microplates at high throughput.

     There is a trend in the life science research market moving away from radioisotopic processes and instruments towards the use of non-isotopic instrumentation. Because isotopic labeling has been the most widely-used ultrasensitive biological test, it is the benchmark against which the reliability and sensitivity of various new non-isotopic methods are measured. Radioisotopic labeling is currently the most specific, easy to use and cost effective method of testing compounds. Additionally, the Company believes that scientists who currently use radioisotopes for testing new clinical entities tend to be reluctant to switch methodology because of the potential sources for experimental error involved in altering the biological activity of the molecules. Because radioisotopes are chemically identical to stable elements, they can be used as effective labels without modifying reaction chemistry. However, the Company believes that the trend towards gradual substitutions of many of the isotopic methods and in other biomedical assays is likely to continue. Because of their radioactivity, isotopic labels are environmentally unfriendly and difficult and potentially dangerous to handle. Radioisotopic by-products bring about waste disposal problems that are becoming increasingly more expensive to save. Packard's research and development and new product introductions focus primarily on the non-isotopic market.

Canberra

     Canberra is the worldwide leader in the manufacture and marketing of precision instruments which use advanced analytical techniques to detect, quantify, identify and monitor radioisotopes. Canberra offers its customers a full array of nuclear instruments and related services including: (i) a broad product line of basic hardware and software for detection, signal processing, data acquisition and display, and basic analysis of all types of radiation and the containment and surveillance of nuclear materials; (ii) "applied systems," which are integrated systems of software and hardware that address a specific application and serve as turn-key operations; (iii) product and applications training and customer service and support; and (iv) measurement, management and consulting services which add value to its other product lines. This comprehensive product and service offering has enabled Canberra to amass what it believes to be the largest base of installed equipment in the nuclear instrument industry, which generates a recurring stream of service revenues. Canberra's customers include government institutions, utilities, research laboratories, commercial analytical laboratories and international, national and local regulatory agencies. In support of its worldwide customer base, Canberra has developed an extensive sales and service organization, with locations near most major nuclear sites in the world.

     The Company estimates that worldwide sales in 1998 of instruments and services to the segments of the industry it serves were approximately $220 million, of which approximately $150 million were generated by commercial suppliers such as Canberra. The remaining sales were generated by captive systems integrators (e.g., U.S. Department of Energy ("DOE") facilities such as Los Alamos), which build some of their own equipment. The Company estimates that Canberra has a more than 50% market share of the $150 million worldwide commercial nuclear instrument sales. Due to privatization of the DOE facilities and to deregulation of the U.S. electric utility industry, the Company believes the captive portion of these sales are gradually beginning to open to commercial companies like Canberra.

     The traditional end users for Canberra's products are the radiochemistry, nuclear research, worker health and safety, and safeguards businesses. Radiochemistry is a basic analytical tool for the investigation of the chemical composition of substances by analyzing their radioactive isotopic constituents. As the use of radiochemical techniques has grown in recent years, the need has grown for highly automated instruments, like those manufactured by Canberra, that can analyze a larger number of samples more efficiently. The nuclear research business has historically focused on basic research in nuclear physics. In areas such as the pacific rim and South America, funding for such research has increased, while in many industrialized countries, the focus has shifted from basic research to applied topics such as environmental restoration. The worker health and safety market requires instruments that measure the intake of radioactive substances by workers who are exposed to nuclear materials. Safeguarding is the containment and accounting of nuclear materials that could be used to make nuclear weapons.

     In addition to these traditional end users, the Company believes that demand for its instruments may develop in the future in several emerging areas. Given concerns about contamination of the environment (both radioactive and non-radioactive), there is a need for measuring instruments both to monitor radioactive and hazardous sites and to verify the success of remediation and containment projects. The market for instruments used to characterize nuclear waste has developed as decisions are made regarding the permanent disposal of nuclear waste which is, for the most part, currently stored on-site by waste generators. The use of nuclear instruments to help safeguard the Cold War's legacy of weapons grade nuclear material has emerged as a market for Canberra's instruments. Finally, in addition to safeguarding nuclear materials, the decontamination and decommissioning of nuclear weapons and other nuclear sites also represents an opportunity for makers of nuclear instruments.

     The United States has the most significant installed base of nuclear instruments, especially in the areas of research and radiochemistry. The Company believes that existing nuclear facilities in the United States represent opportunities in the areas of waste characterization and decontamination and decommissioning. Worker health and safety is becoming an increasingly important opportunity in the United States with the advent of more stringent regulatory requirements at DOE facilities. Additionally, the Company believes that the move to privatization of DOE facilities is creating opportunities for new measurement, management and consulting services.

     Western Europe, like the United States, also has a significant installed base. However, the Company believes that it differs from the United States due to its high degree of commercial fuel reprocessing which creates additional safeguards and other measurement opportunities. Central Europe and the former Soviet Union face the same legacy of contaminated facilities as does the United States, but on an even larger scale.

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

Products and Services

Packard

     Packard provides the following products and services:

     Bioanalytical Spectrometers. Bioanalytical spectrometers, used broadly throughout life sciences research, use sensitive light measuring methods for detecting radioisotopic labeled compounds. Packard is a leading manufacturer and marketer of bioanalytical spectrometry instruments, including its Liquid Scintillation Counter ("LSC"), Gamma Counter and Flow Scintillation Analyzer ("FSA") instruments. LSC and FSA spectrometers measure the emission of beta particles from labeled samples by detecting the light these particles emit in a liquid scintillation cocktail. Gamma Counters measure light given off when gamma rays from labeled samples strike a sodium iodide crystal detector. Packard's bioanalytical spectrometers typically range in price from approximately $16,000 to $165,000 per instrument.

     Microplate Readers. Packard's microplate readers provide high-throughput microplate scintillation counting used to screen compounds in drug discovery, molecular and cellular biology, immunology and biomedical research. Packard's current products perform detection using both radioisotopic and non-isotopic methods such as luminescence, flourescence and colorimetric methods. Additionally, Packard introduced in 1997 the Discovery(TM) microplate reader using the time-resolved fluorescence method for detection, called Homogeneous Time-Resolved Fluorescence ("HTRF(TM)"), a proprietary instrument. HTRF(TM) is a homogeneous non-isotopic detection technique licensed from CIS bio international and marketed by Packard for high throughput screening applications. Through the introduction of the Matrix 9600 and TopCount instruments in the early 1990s, Packard rapidly penetrated the microplate reader market, becoming one of the largest suppliers of these types of instruments. Packard's microplate readers typically range in price from approximately $6,000 to $200,000 per instrument.

     Imaging Systems. Packard's current imaging systems are used to detect the activity of isotopically-labeled samples, including gels, blots, DNA assays and high-density microplates for use in drug development and molecular and cellular biology, including areas such as genomics, neuroscience, immunology and biochemistry. Packard entered the imaging market with the introduction of its InstantImager in 1993. The Company believes that this product provides significant benefits to users in terms of real-time, fast sample turnaround and enhanced quantification capabilities. Packard has broadened its product line through the addition of the Cyclone, a low-cost storage phosphor imager in 1996 and intends to introduce additional non-isotopic imagers over the next several years. Packard's imaging systems typically range in price from approximately $13,000 to $75,000 per instrument.

     Robotic Liquid Handling Systems. Packard's robotic liquid handling systems are used to prepare small volume samples to be dispensed into the wells of microplates, which are then screened by microplate readers. Packard believes that it has a strong position in the drug discovery market, the current primary market for the Company's robotic liquid handling systems, where its MultiPROBE robotic liquid handler is often sold in conjunction with the TopCount microplate reader. Packard has developed its next generation instrument for this market, the MultiPROBE II. Another new product, the Biochip Arrayer(TM) with ultrasmall volume liquid handling capability and high precision mechanics to prepare samples in higher density microplates and on DNA assays, is scheduled to be introduced by mid-1999. Packard's robotic liquid handling systems typically range in price from approximately $18,000 to $500,000 per system.

     The 1998 acquisition of CCS complements Packard's robotic liquid handling product line. CCS' products feature automatic microplate processing robotics combined with proprietary 96-tip and 384-tip liquid dispensing modules. CCS' system, the PlateTrak, can be customized to meet the increasing sample throughput needs of customers in the high throughput screening and genetic analysis markets. CCS microplate processing robotics typically range in prices from $60,000 to $350,000 per system.

     Other Instruments. Packard manufactures other instruments for certain original equipment manufacturers, which principally include customized robotic liquid handling systems and the KRYPTOR fluorescence immunoassay instrument, developed in conjunction with CIS bio international for the immunoassay segment of the clinical diagnostic market. The hydrogen generator product line was sold in December, 1998.

     Biochemicals and Supplies. Packard believes that it is the leading biochemicals manufacturer for scintillation cocktails and supplies (e.g., vials and microplates), with an estimated 50% share of the sales of radioisotopic products, which Packard estimates to be approximately $35.0 million annually. Biochemicals and supplies sold by Packard are laboratory consumables used in the operation of life science analytical instruments. Biochemicals principally include light-emitting scintillation cocktails used in conjunction with Packard's bioanalytical spectrometers. Scintillation cocktails are solutions of biochemicals and radioactively labeled compounds used in a particular bioanalytical spectrometer called a liquid scintillation counter. In early 1995, Packard introduced luminescence reagents for its TopCount product and, in 1996, introduced HTRF(TM) reagents licensed from CIS bio international. To further accelerate the transformation from a radioisotopic biochemical company to a non-isotopic company, Packard acquired BioSignal during 1998. BioSignal's core competency is in the field of gene cloning, genetic engineering of cell lives and the expression and production of recombinant proteins. With its highly-skilled workforce and specialized assay development and reagent production labs, BioSignal is well positioned to convert many traditional radioisotopic assays to non-isotopic assays compatible with Packard's analytical equipment.

     Service and Support. Packard provides purchasers of its instruments with service and support primarily on a fixed fee, annual contract basis. Packard's service and support include field service, customer support, applications assistance and extensive training through an organization of approximately 170 factory-trained and educated service and application support personnel around the world. Its installed product base provides it with stable, recurring aftermarket service and support revenue as well as product upgrade and replacement opportunities.

Canberra

     Canberra is the world's largest manufacturer and distributor of analytical instruments used to detect, identify, quantify and contain radioactive materials. Whereas there are many manufacturers of gross counting instruments that measure radiation without regard to the source or type of emitter, the Company believes that it is a leader among those companies that manufacture instruments which can both quantify and identify the radioisotopes under investigation through spectroscopic analysis. The Company has identified gross counting as an opportunity to supply additional product to its existing customer base. The acquisition of Harwell provides an entree to that market. In addition to its products, Canberra provides a variety of services to its customers, including aftermarket product support and on-site analysis.

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

     Harwell specializes in waste assay, safeguards and decommissioning/decontamination equipment. In addition, the Company offers traditional environmental and health physics monitoring instruments, as well as specialized reactor control and monitoring systems used by nuclear energy production facilities to extend life cycles.

     The Company believes that Canberra has been a commercial leader in radioactive waste analysis systems for nearly 20 years. The new waste assay systems that the Company has developed and is continuing to develop address the needs of temporary and permanent off-site repositories that are currently being planned and established for radioactive waste. Canberra's full array of transportable radioanalysis systems, which range from portable systems to mobile trailers, address the requirements for environmental restoration and monitoring. With the introduction of its in situ object counting system ("ISOCS"), Canberra believes it is positioned to capture new business.

     Service and Support. Canberra's instrumentation and applied system product segments generate continuing service demand in the form of maintenance, product enhancement, general repair and training. Canberra believes that it has developed a reputation in the industry for high quality customer service, provided by approximately 100 factory-trained and educated service personnel worldwide. Its installed product base provides it with stable, recurring aftermarket service and support revenue as well as product upgrade and replacement opportunities.

     Measurement, Management and Consulting Services. Canberra is providing a number of value added services required by its customers. These services were developed in response to the DOE's privatization initiatives. An example of Canberra's full service approach is its ability to assume total performance responsibility for nuclear waste characterization in connection with environmental restoration projects. Canberra can provide all necessary equipment, mobile systems and personnel to characterize and sort waste into treatment and disposal streams. Canberra's environmental restoration specialists review data and work with team members to maximize operational efficiencies. Canberra, through is MCS subsidiary, provides characterization of containerized waste based on fixed-unit pricing.

     Canberra is the controlling member of MCS, a limited liability corporation that was formed to offer mobile characterization services to the DOE. MCS offers complete transuranic ("TRU") waste characterization services including non-destructive analysis, non-destructive examination, headspace gas analysis, repackaging, hazardous material sampling and analysis, and TRUPACT-II loading.

     A permanent waste repository has been constructed in Carlsbad, New Mexico, called the Waste Isolation Pilot Plant (the "WIPP"). The WIPP, which was officially opened on March 22, 1999, will provide permanent underground storage for the DOE's TRU produced since 1970. It is estimated that there are approximately 3 million barrels and 1 million boxes of TRU stored at sites around the country. In order to move this waste to the WIPP, it must be characterized. Such characterization, which MCS performs, is estimated to cost between $200 to $3,000 per barrel.

Research and Development

     The Company's research and development ("R&D") efforts are focused on supporting its business development efforts, and each project is scrutinized for feasibility, return on investment and time to market. The Company has a program of both internal and external R&D projects in support of its overall growth initiatives. The Company's R&D expenditures during 1996, 1997 and 1998 were $17.9 million, $23.5 million and $29.2 million, respectively. The Company's increased expenditures on R&D during the 1996 through 1998 period primarily reflects Packard's investments in product enhancements and new product development.

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

     The Company believes that Canberra's technical expertise and new product development efforts are among the best in the commercial nuclear instrument industry. It employs over 50 Ph.D. nuclear spectroscopists, Ph.D. nuclear engineers, certified health physicists, master-degreed physicists, nuclear engineers and radiochemists. The Company believes that this group of scientists and engineers enables Canberra to transform research-level systems into standardized, user-friendly products that enjoy broad market support. An important route to technology commercialization is through Cooperative Research and Development Agreements ("CRADA") with the DOE. The CRADA process is one in which a commercial company and a national laboratory share the cost of developing and commercializing innovative technologies. The Company has entered into various CRADA's requiring milestone payments and future royalty payments upon satisfaction of certain criteria as specified in such agreements.

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

     Canberra's marketing organization is divided into two groups: (i) industry or market specialists, who are responsible for sales and marketing strategy in Canberra's largest industry segments (i.e. nuclear power, nuclear fuel manufacturing and weapons material production); and (ii) product or applications managers who are responsible for specific product or applications segments in all industries. The two groups work as a team in defining and promoting products and applications into each market segment. They also form a team with the sales engineers for significant sales situations. In addition, there is a business development group which is responsible for strategic marketing for Canberra and investigation into and implementation of new opportunities, both from a technical and market perspective. Canberra's marketing strategy is to use its applications expertise to capture more value from its existing customer base. In so doing, Canberra seeks to exploit its ability to offer worldwide distribution, worldwide service, multi-platform software support, as well as worldwide applications and training support.

     In the United States, Canberra's sales force consists of 13 sales engineers who cover the breadth of its product line with extensive support from field and in-house specialists. Canberra's European sales force is comprised of direct sales operations in Austria, Belgium, France, Germany and the United Kingdom, and distributors in the remainder of Europe. The sales organization for other international markets consists of direct sales operations in Russia and Australia, one minority-owned distributor covering Central Europe and the Ukraine, and approximately 40 independent exclusive distributors covering over 50 countries. Canberra compensates its sales force with a combination of base salary and, to the extent sales and service goals are achieved or exceeded, incentive compensation. Canberra provides worldwide service and support through two manufacturing locations in the United States and three in Europe, five U.S.-based field service offices, and sales and service offices in nine countries. The Company has sales and service operations near most major nuclear sites and has a strong international presence and contacts in emerging markets such as South America. The Company believes that it is well recognized in the industry for high quality service, and that its extensive sales and distribution network provide it with strong relationships with almost every major user of nuclear instruments in the world.

     As of December 31, 1998, the number of Company employees in sales and marketing and service were as follows:

                                                    Packard    Canberra    Total
                                                    -------    --------    -----
          Sales and Marketing ..................      171         83        254
          Service ..............................      169        104        273
                                                      ---        ---        ---

              Total ............................      340        187        527
                                                      ===        ===        ===

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

     Packard manufactures all of its instruments at its Downers Grove, Illinois, and Torrance, California, facilities. Chemical production of scintillation and luminescence products occurs at Packard's facility in Groningen, The Netherlands. Cloned drug targets are developed at its Montreal, Canada, location. With the exception of CCS, Packard's manufacturing operations are certified to ISO 9001 quality standards, and all Packard products sold in the United States, Canada and Mexico are certified by the Canadian Standards Association, which monitors safety standards throughout North America. All of Packard's instruments sold in Europe are in conformity with current European Community directives regarding safety, quality and electromagnetic compatibility and have qualified under the European Community's "CE Mark."

     Canberra manufactures most of its nuclear instruments, radiation detectors and applied systems at its Meriden, Connecticut, and Albuquerque, New Mexico facilities. In addition, the recent acquisition of Harwell has added two manufacturing locations in the U.K. Certain of Canberra's radiation detectors are also manufactured in its Olen, Belgium, facility. Canberra has established a certified and documented quality system as a means of ensuring that products and services conform to specifications, and this system has been certified to ISO 9001 quality standards and complies with the American National Standards Institute quality standards. The Company has also qualified a significant portion of its product line under the "CE Mark."

Customers

     The Company's customers include pharmaceutical, biotechnology, electric utility, chemical and industrial companies as well as academic institutions, government laboratories and private foundations. Customers of Packard include Amgen Inc., Bristol-Meyers Squibb Company, Fujisawa Pharmaceutical Co. Ltd., Genentech, Inc., Gen-Probe Incorporated, Glaxo Wellcome PLC, Harvard Medical School, Hoffman LaRoche AG, Merck & Co., Inc., National Institutes of Health,
Pasteur Institute, and the University of California. Customers of Canberra include DOE sites Los Alamos National Laboratory, Savannah River Site and Rocky Flats; Tennesse Valley Authority; Southern Nuclear Company; Florida Power and Light Company; Japan Nuclear Cycle Development Institute; British Nuclear Fuels, Ltd.; EURATOM and the International Atomic Energy Agency. Sales to the DOE were approximately 3.9% of the Company's 1998 revenues and approximately 10.8% of Canberra's 1998 revenues. Total DOE sales are diversified among 13 major nuclear sites in the United States, each with numerous and distinct projects, laboratories and priorities. Moreover, the nuclear mission of the DOE is divided into four diverse categories: research and development, environmental restoration and management, treaty compliance monitoring (SALT, START, and Non Proliferation Treaty (NPT)) and new weapons production. No customer of the Company accounted for more than 10% of the Company's revenues in 1998.

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

     Canberra's product areas are characterized by several large competitors. Over the past decade, there has been significant global consolidation in the industry. Within the applied systems market, the Company believes that it is the only company that has a leading position within every category it serves. Canberra competes principally on the basis of applications expertise and also benefits from superior quality, product reliability, performance and service. EG&G Ortec and Eurisys Mesures compete in a number of Canberra's product lines, and several companies compete in one of Canberra's product lines.

Raw Materials

     The Company uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology (including patent protection) or other considerations. On March 5, 1999, the Company announced the signing of a purchase agreement to acquire the operating assets of Tennelec/Nucleus, Inc. and formed a new subsidiary, Tennelec, Inc. ("Tennelec") to effect the purchase which is expected to become effective on or about April 1, 1999. Tennelec manufactures alpha beta systems and alpha spectroscopy and gamma spectroscopy systems. In addition, Tennelec manufactures high purity germanium which the Company uses as part of the manufacture of high resolution radiation detectors. The Company believes that the acquisition of Tennelec will assure the Company of the necessary supply of germanium.

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

     Packard licenses technology from a number of third parties, including, among others, licenses in connection with certain of its liquid handling systems, imager products and microplate readers. The licenses are generally long-term and require Packard to pay royalties to the licensor in connection with sales of the product utilizing the licensed technology. Certain of the licenses, including the license agreement with CIS bio international for HTRF(TM) technology in connection with Packard's Discovery(TM) product, may be terminated by the licensor if Packard fails to meet certain volume targets. THE licenses are generally exclusive licenses, but some are nonexclusive in particular geographic regions and others may be made nonexclusive if Packard fails to meet certain volume targets. Packard does not believe that it is dependent on any single license or that the loss of any single license would have a material adverse effect on the Company's results of operations.

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

     During 1998, the Company resolved litigation concerning intellectual property. See "ITEM 3: LEGAL PROCEEDINGS."

Employees

     As of February 28, 1999, the Company had 1,315 employees. 67% of employees as of that date were located in the United States. The Company's workforce is predominantly non-union, and the Company believes that its relations with employees are satisfactory.

Environmental Matters

     The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the possession, distribution, handling, generation, emission, release, discharge, export, import, treatment, storage and disposal and clean up of, certain materials, substances and wastes. To the best of the Company's knowledge, its operations are in material compliance with all applicable environmental laws and regulations as currently interpreted. The Company and local authorities in Groningen, The Netherlands, are in the process of negotiating a remediation plan involving groundwater contamination at the Duinkerkenstraat facility. See "ITEM 3:LEGAL PROCEEDINGS."

     Management cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to the Company, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the costs of producing the Company's products, or providing its services, or otherwise adversely affect the demand for its products or services. During 1998, the Company did not expense any amount relating to environmental remediation.

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

ITEM 2:   PROPERTIES

     As of March 19, 1999, the Company owned the manufacturing facilities set forth below:


Location                                                         Function                                                Square Feet
--------                                                         --------                                                -----------
Meriden, Connecticut..................     Headquarters, training, service, customer support, engineering,                   170,000
                                           software development and manufacturing (Packard and Canberra)
Downers Grove, Illinois...............     Manufacturing, service, engineering and R&D (Packard)                             109,000
Groningen, The Netherlands............     Manufacturing (chemicals and supplies) (Packard)                                   31,000
Olen, Belgium.........................     Detector manufacturing (Canberra)                                                  10,000


     In addition, the Company leases the following facilities:

                                                                                                                     Lease
Location                                                         Function                       Square Feet          Expiration
--------                                                         --------                       -----------          ----------
Albuquerque, New Mexico ..............    Administration, manufacturing and warehousing            22,700            June 2004
                                          (Canberra)
Torrance, California .................    Administration, manufacturing and warehousing            70,000            December 2003
                                          (Packard)
Oxfordshire, United Kingdom ..........    Manufacturing (Canberra)                                 19,000            March 2010
Dorset, United Kingdom ...............    Manufacturing (Canberra)                                  3,000            March 2010
Montreal, Canada .....................    Administration and manufacturing (Packard)               15,000            July 31, 1999 &
                                                                                                                     Dec. 31, 1999

     The Company owns two sales and distribution facilities occupied by its foreign subsidiaries. The others are leased.

     CCS continues to lease a facility in Harbor City, California, that it used previously for administration, manufacturing and warehousing. CCS is in the process of identifying a sublessor for this facility. It is approximately 17,000 square feet and the lease expires in May 2002.

     The Company believes that its facilities are suitable for their present and intended purposes and are adequate for the Company's current and expected level of operation.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business, including those relating to intellectual property matters, product liability, safety and health and employment matters. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company accrues for these items as they become known and can be reasonably estimated. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on the Company's financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation. The resolution of such claims and litigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period.

     On March 5, 1996, Packard sued EG&G Instruments, Inc., a subsidiary of EG&G, Inc., in District Court I in Munich, Germany, 21st Civil Division. In this suit, Packard contended that an EG&G Instruments, Inc. product infringed upon a Packard German patent covering a Packard Viewplate product. Both parties dropped this lawsuit in late March, 1998.

     On November 2, 1998, the Company settled the lawsuit brought against it in 1996 by EG&G Instruments, Inc. In the lawsuit, EG&G Instruments, Inc. alleged that the Company infringed on a patent surrounding EG&G's automatic pole-zero cancellation circuit. The settlement calls for the Company to make payments to EG&G totaling $10 million for a license to the related technology through the year 2000 and to settle the litigation. The Company also received a royalty-bearing license for years subsequent to calendar 2000. Of the total payments of $10 million, $4 million was paid in November, 1998; $3 million was paid in January, 1999; and the remaining $3 million will be paid in January, 2000. The Company is required to make these payments, regardless of whether the Company uses, sells or manufactures products which may infringe on the patent referred to above.

     The Company and provincial authorities in Groningen, The Netherlands, are in the process of negotiating a remediation plan involving groundwater contamination at the Company's Duinkerkenstraat facility. The Company believes that the causes of this contamination entirely predate the Company's acquisition of Packard in 1986 and had sought indemnification under the purchase agreement from United Technologies Automotive Holdings, Inc. ("UTAH"), a subsidiary of United Technologies Corporation. The Company agreed to accept a lump-sum payment in August, 1998, of $1.25 million from UTAH and fully released them from their indemnification obligations. Packard BioScience BV ("PBBV") has accrued for its expected obligations to remediate the site, however, there can be no assurance that PBBV will not incur any additional costs.

     Two unrelated lawsuits have been brought against the Company by former employees. The Company believes that the asserted claims are without merit, and intends to vigorously defend against both claims. Although there can be no assurances with respect to the outcome of litigation, the Company believes that neither action will have a material effect on the results of operations or financial position of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ending December 31, 1998.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has not been registered under The Securities Act of 1933 and is not publicly traded. As a result, there are no established public trading markets for such securities. The fair values noted in the table below are based upon annual independent appraisals, discounted to reflect the effect of a lack of liquidity, with the exception of the first three quarters of 1997 which are based upon the arm's-length value assigned to the Company's common stock in connection with the Recapitalization.

     The fair market value of the Company's common stock as of the end of each quarter of 1998 and 1997, is indicated below (all amounts reflect the Company's one-for-one stock dividend declared in May 1997, described in Note 5 to the consolidated financial statements contained herein):

                                                      1998        1997
                                                      ----        ----
       1st Quarter............................       $13.96      $11.125
       2nd Quarter............................       $13.96      $11.125
       3rd Quarter............................       $13.96      $11.125
       4th Quarter............................       $16.76      $13.96

     No dividend was paid during 1998 or 1997. In connection with the Recapitalization transaction effected in March, 1997, the Company is prohibited from paying any future cash dividends (refer to ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 4 to the consolidated financial statements included in Part II of this Form 10-K).

     As of March 19, 1999, there were 190 record holders of the Company's common stock.

ITEM 6:  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data with respect to the Company for the periods ended and as of the dates indicated. The selected historical consolidated financial data for the years ended December 31, 1998, 1997 and 1996 are derived from the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. This information should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected historical consolidated financial data for the years ended December 31, 1995 and 1994, are derived from audited consolidated financial statements of the Company that are not included in this Form 10-K.

                                                                                Years Ended December 31,
                                                                                ------------------------

                                                                    (Dollars in Thousands, Except Per Share Amounts)

                                                       1994             1995             1996             1997             1998
                                                       ----             ----             ----             ----             ----
Operating Statement Data:
Revenues ......................................    $    165,384     $    169,114     $    184,018     $    184,113     $    228,164
Cost of revenues ..............................          85,299           82,635           85,757           87,616          113,261
                                                   ------------     ------------     ------------     ------------     ------------
Gross profit ..................................          80,085           86,479           98,261           96,497          114,903
Research and development
    expenses .................................           13,726           14,414           17,852           23,480           29,228
Selling, general and administrative
    expenses ..................................          45,062           47,322           48,830           49,855           54,969
Sale of product line (1) ......................              --               --               --               --          (10,753)
Settlement of litigation (2) ..................              --               --               --               --           12,144
Other charges (3) .............................           3,450               --              837           18,429            6,120
                                                   ------------     ------------     ------------     ------------     ------------
Income from operations ........................          17,847           24,743           30,742            4,733           23,195
Interest expense ..............................            (558)            (616)            (122)         (18,119)         (21,270)
Other income (expense), net ...................           2,940            1,153            1,149              790              612
Gain on sale of stock (4) .....................              --               --               --               --            3,155
Flood savings (5) .............................             551               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before provision
    for income taxes and minority
    interest ..................................          20,780           25,280           31,769          (12,596)           5,692
Provision for income taxes ....................           8,470            9,875           11,187            5,941            3,787
Minority interest in income of
    subsidiary ...............................              768              800            1,346              218               --
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss) .............................    $     11,542     $     14,605     $     19,236     $    (18,755)    $      1,905
                                                   ============     ============     ============     ============     ============
Weighted average, diluted, shares
    outstanding (6) ...........................      26,646,136       25,882,444       25,139,484       12,463,671        9,114,832
Diluted earnings (loss) per
    share (6) .................................    $       0.43     $       0.56     $       0.77     $      (1.50)    $       0.20

Balance Sheet Data:
Working capital ...............................    $     44,776     $     51,341     $     59,216     $     32,265     $     24,747
Total assets ..................................         115,212          120,602          137,925          140,651          169,134
Long-term debt (net of current
    portion) ..................................           2,399            1,753            2,037          192,193          190,117
Stockholders' equity (deficit) ................          65,867           72,429           80,593         (112,014)        (108,563)

-----------
(1) Represents the gain recognized by the Company in connection with the sale of a product line during 1998 (refer to Note 13 to the consolidated financial statements included herein).

(2) Represents the cost of settling a lawsuit during 1998, including associated legal fees (refer to Note 8 to the consolidated financial statements included herein).

(3) Amount in 1994 relates to a restructuring charge incurred in connection with the Company's shutdown of its Itasca, Illinois, facility and the relocation of most of those operations to Meriden, Connecticut. Most of the costs incurred related to employee terminations and a lease buy-out. Amounts in 1996 and 1997 relate to expenses incurred in connection with the Recapitalization (refer to Note 11 to the consolidated financial statements included herein). The 1998 amount represents charges to write-off the value of in-process research and development acquired during 1998 (refer to Note 12 to the consolidated financial statements included herein).

(4) Represents the gain recognized on sale of equity securities sold by the Company during 1998.

(5) During 1994, the recorded obligation associated with terminating a lease obligation of the Company's old headquarters, which were flooded in 1992, was settled for an amount less than that accrued as of December 31, 1993.

(6) The weighted average shares outstanding and earnings (loss) per share amounts have been computed based on the average shares outstanding during each of the periods presented, including the impact of outstanding options determined under the treasury stock method, with the exception of 1997. The 1997 weighted average shares outstanding and loss per share amounts exclude the impact of outstanding options as their effect is anti-dilutive.

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

Results of Operations (Dollars in Thousands)

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                1996                    1997                    1998
                                                                ----                    ----                    ----
Revenues:
   Packard .............................................     $ 122,676               $ 120,286               $ 146,237
   Canberra ............................................        61,342                  63,827                  81,927
                                                             ---------               ---------               ---------
                                                               184,018                 184,113                 228,164
                                                             ---------               ---------               ---------
Gross profit:
   Packard .............................................        68,158                  65,918                  77,148
   Canberra ............................................        30,103                  30,579                  37,755
                                                             ---------               ---------               ---------
                                                                98,261                  96,497                 114,903
                                                             ---------               ---------               ---------
Operating expenses:
   Research and development ............................        17,852                  23,480                  29,228
   Selling, general and administrative .................        48,830                  49,855                  54,969
   Purchased research and development
      charges ..........................................            --                      --                   6,120
   Sale of product line ................................            --                      --                 (10,753)
   Settlement of litigation ............................            --                      --                  12,144
   Recapitalization charges ............................           837                  18,429                      --
                                                             ---------               ---------               ---------
Income from operations .................................        30,742                   4,733                  23,195
Interest expense .......................................          (122)                (18,119)                (21,270)
Other income, net ......................................         1,149                     790                     612
Gain on sale of stock ..................................            --                      --                   3,155
                                                             ---------               ---------               ---------
Income (loss) before provision for
   income taxes and minority interest ..................        31,769                 (12,596)                  5,692
Provision for income taxes .............................        11,187                   5,941                   3,787
Minority interest in income of
   subsidiary ..........................................         1,346                     218                      --
                                                             ---------               ---------               ---------
Net income (loss) ......................................     $  19,236               $ (18,755)              $   1,905
                                                             =========               =========               =========

     Consolidated revenues increased 23.9%, from $184.1 million in 1997 to $228.2 million in 1998. Excluding the impact of changes in foreign currency exchange rates, consolidated revenues would have been $1.2 million, $8.3 million and $6.0 million higher than reported in 1998, 1997 and 1996, respectively. The 1998 period reflects the acquisition of CCS and BioSignal since their acquisition dates of March 31, 1998, and July 1, 1998, respectively. During the period from their acquisition through December 31, 1998, CCS and BioSignal have generated net third-party revenues (excluding sales through the Company's subsidiaries) of $10.9 million and $1.4 million, respectively, and operating profit of $4.3 million and $0.2 million, respectively. In September, 1997, the Company acquired Aquila. During the four months ended December 31, 1997, and the year ended December 31, 1998, Aquila generated net third-party revenues totaling $4.8 million and $17.3 million, respectively, and operating profit of $0.9 million and $3.9 million, respectively.

     Packard's revenues increased in 1998, as compared to 1997, due primarily to the acquisitions of CCS and BioSignal as well as increased third-party shipments from Packard's Illinois production facility. The stronger U.S. dollar during 1998 caused sales to be $1.0 million lower than they would have been had exchange rates been the same as during 1997. Several of Packard's overseas distribution operations experienced strong sales growth, particularly the U.K. and France. Revenues at the Company's Japanese subsidiary, Packard Japan KK ("PJKK"), declined approximately $1.7 million in 1998 versus the 1997 level due partially to the stronger U.S. dollar in 1998 as well as reduced sales volume resulting from economic conditions and pressures in the Far East.

     Revenues of Packard decreased slightly during 1997 as compared to 1996 due primarily to the stronger U.S. dollar during 1997 and reduced sales at PJKK. The lower sales volume at PJKK was a result of the Japanese government's efforts during 1996 to stimulate the Japanese economy through increased spending in areas including the Company's products and services. During 1997, the Japanese government's spending level in these areas decreased dramatically. Sales at PJKK declined from $21.7 million in 1996 to $13.1 million in 1997. Of this decline, $1.5 million was attributable to the stronger U.S. dollar, compared to the Japanese yen, during 1997. This decrease was partially offset by increases in sales of new products including the HTRF instrument, Kryptor, liquid handling equipment and imagers, as well as increased chemical and supply sales.

     Revenues of Canberra increased significantly during 1998 compared to 1997 due to the inclusion of Aquila for the full year 1998 ($17.3 million in revenues) as opposed to only the four months ending December 31, 1997 ($4.8 million in revenues) (post-acquisition period) as well as growth in Canberra's service business, particularly in the U.S. Growth in service was one of Canberra's primary strategic initiatives during 1998. Canberra's distribution operations in France and Germany experienced strong sales growth, offset by declining sales performances at all other overseas distribution subsidiaries. Foreign exchange rates had a nominal effect on net revenues of Canberra in 1998 compared to 1997.

     During 1998, the Company obtained a 55% ownership position in MCS, a mobile waste characterization operation. In connection with this ownership, Canberra contributed equipment to MCS to be used in its characterization services. Such contribution was treated as a sale, and gross margin was recognized to the extent of the ultimate minority interests in MCS (45%). Canberra's net revenues for 1998 include $2.1 million associated with the equipment contribution.

     Canberra's increased revenues in 1997 of $2.5 million to $63.8 million was due primarily to the acquisition of Aquila in September, 1997. This increase was negatively affected by the unfavorable exchange impact of the strengthening U.S. dollar in 1997 as compared to 1996, as well as pressure within some of the European countries in which Canberra operates to purchase products manufactured within such countries rather than from overseas.

     The Company's gross profit increased 19.1% in 1998 as a result of the acquisitions discussed above and growth in the Company's U.S. sales. This increase was partially offset by lower margins generated at certain overseas locations as well as the unfavorable impact of the stronger U.S. dollar during 1998. The 1998 gross margin includes charges totaling $1.5 million associated with the write-off of the step-up in acquired CCS and BioSignal inventory which was recorded at fair value at the dates of acquisition as required under purchase accounting. In addition, the 1998 margin reflects $1.3 million of costs associated with the equipment contributed to MCS discussed above.

     The decrease in the Company's gross profit in 1997 as compared to 1996 was due to the lower sales volume at PJKK as well as unfavorable currency exchange rate fluctuations. PJKK's gross profit declined from $10.2 million in 1996 to $6.0 million in 1997. This decline was partially offset by $1.8 million of gross profit generated by Aquila since the acquisition, as well as new product introductions mentioned above. The Aquila gross profit was partially offset by a one-time $0.8 million charge to write-off acquired inventory recorded a fair value, similar to CCS and BioSignal discussed above.

     The Company's research and development costs increased from $23.5 million in 1997 to $29.2 million in 1998. The 1998 amount includes certain one-time charges to terminate certain collaborative arrangements totaling $3.8 million. The remainder of the 1998 increase, as well as most of the 1997 increase, reflects investments, primarily Packard, in the areas of product enhancement, new product development and other collaborative research and development arrangements.

     The increase in the Company's selling, general and administrative costs during 1998 is primarily due to the addition of CCS and BioSignal. Similarly, the increase in 1997 over 1996 was due to the inclusion of Aquila during a portion of 1997.

     In  connection  with the  acquisitions  of CCS and  BioSignal,  the Company recognized charges totaling $6.1 million representing the value of acquired in-process research and development ("R&D"), as determined by an independent appraiser, which had not reached technological feasibility and had no alternative future uses at the acquisition dates. The values were determined utilizing the percentage-of-completion guidelines for valuing acquired in-process R&D recently put forth by the Securities and Exchange Commission. During 1997 and 1996, the Company incurred charges totaling $18.4 million and $0.8 million, respectively, associated with a Recapitalization transaction completed in March, 1997. Refer to Note 11 to the consolidated financial statements included in this Form 10-K for a detailed description of the transaction and related costs.

     In December, 1998, the Company sold Packard's gas generation product line, realizing a pre-tax gain of approximately $10.8 million.

     In November, 1998, the Company settled a patent infringement lawsuit brought against it in 1996. The settlement provides for payments to be made to the plaintiff totaling $10 million for a license to the related technology through the year 2000 and to settle the litigation. The Company also received a royalty-bearing license for years subsequent to calendar 2000. As the Company is required to make these payments regardless of whether it uses, sells or manufactures products which may infringe on the underlying patent, the total settlement, plus $2.1 million in related legal costs incurred by the Company, was recorded in 1998. Refer to ITEM 3: LEGAL PROCEEDINGS included elsewhere in this Form 10-K for more information.

     Interest expense increased during 1998 due to the increased debt incurred in connection with the Recapitalization being outstanding for a full year versus a partial year in 1997, as well as to additional debt incurred to effect the 1998 acquisitions discussed above. Similarly, the increase in interest expense in 1997, as compared to 1996, was due to the increased Recapitalization-related indebtedness.

     During 1998, the Company sold all of the marketable equity securities it held in a publicly-traded company, realizing gains totaling $3.2 million.

     The Company's effective tax rate, expressed as a percentage of pre-tax income, is not meaningful in 1998. The 1998 consolidated income tax provision reflects the following:

     a)   income taxes provided on taxable income generated overseas;

     b)   no tax benefit provided on the write-off of acquired in-process R&D;

     c) a valuation allowance has been provided against foreign tax credits generated in 1998 which will be carried forward to future years as well as state net operating loss carryforwards as realization of such carryforwards is uncertain; and

     d) no net provision for federal income taxes provided on domestically-generated taxable income in light of the Company's net operating loss carryforward generated in 1997 that was utilized in 1998.

     The 1997 consolidated effective tax rate was 47%, representing a provision on a pre-tax loss. The effective rate in 1997 reflects the Company's recognition of a valuation allowance against the future tax benefit associated with the 1997 domestic net operating loss carryforward and credit carryforwards. As realization of such carryforwards was uncertain, a valuation allowance was provided against the related tax assets. The effective tax rate in 1996 was 35%.

Liquidity and Capital Resources

     Approximately half of the Company's revenues are generated from foreign sources, most of which is denominated in currencies other than the U.S. dollar. As such, the Company's reported operating results are effected by changes in foreign currency exchange rates. A strengthening U.S. dollar against the currencies through which the Company conducts foreign business has a negative impact on U.S. dollar reported operating results. To manage the exposure of fluctuating foreign currency exchange rates, the Company employs hedging strategies. Refer to Note 1 to the consolidated financial statements for a description of the Company's hedging practices.

     The Company has historically generated sufficient cash flow from operations to meet its working capital requirements as well as to fund capital expenditures, debt service and equity transactions such as dividend payments and stock repurchases. In 1997, in connection with a Recapitalization transaction, the Company increased its long-term indebtedness by $190.0 million and, as a result, debt service requirements were increased significantly as compared to historical levels. The Company has, as of March 19, 1999, approximately $42.3 million of funds available under a $75 million revolving credit facility secured as part of the Recapitalization. Monies available under this credit facility are subject to certain restrictions and provisions contained therein. (Refer to Note 4 to the consolidated financial statements contained in this Form 10-K for a description of the indebtedness and repayment terms and conditions.) Prior to the time at which significant levels of principal on the term loan and subordinated notes become due in fiscal 2002, the Company will evaluate and identify the most advantageous options available to service such debt. Options may include refinancing such principal under potentially new terms and conditions or repaying such debt through funds obtained through other sources or means. However, there can be no assurance that any new financing will be available or that the terms thereof will be favorable to the Company.

     The Company expects to generate adequate cash from operations to meet most of its working capital needs as well as to provide for necessary debt service requirements during the next several years. The Company can and will borrow monies from the revolving credit facility in order to meet temporary or seasonal shortfalls which may arise in the level of cash generated from operations, to fund contingent payments associated with recent acquisitions (see Note 12 to the consolidated financial statements included herein) and to fund acquisitions. The Company expects that, should the generation of excess available operating cash flow be insufficient, it will utilize the revolving credit facility to fund a significant portion of its strategic acquisition program and new product development initiatives, as well as a portion of capital expenditures for machinery, equipment and facility expansions as well as technology related investments.

     Operating activities generated $13.0 million, $2.2 million and $33.2 million of cash during 1998, 1997 and 1996, respectively. The increased cash flow in 1998 is primarily a result of 1) additional operating cash flow generated by CCS and BioSignal, acquired during 1998; and 2) the net cash gain of approximately $10.8 million realized on the sale of a Packard product line. In addition, the 1998 business reflects improved operating performance in the Company's core business segments, particularly Canberra. These improvements and increases were partially offset by the settlement of a patent infringement lawsuit during 1998 (see ITEM 3: LEGAL PROCEEDINGS) which resulted in the Company's payment of $4 million, plus $2.1 million in related legal costs, in 1998 with additional payments of $3 million to be made in each of 1999 and 2000. The reduced operating cash flow in 1997 compared with 1996 was primarily a result of the cash portion of the Recapitalization charge ($9.0 million) recognized in 1997, the additional interest incurred on the Recapitalization indebtedness and the lower operating results during 1997 as compared to the prior year. The Company utilized a significant amount of cash (approximately $25.1 million) during 1997 and 1996 to fund Recapitalization related fees and other related expenses.

     During 1998, the Company's investing cash flow requirements consisted primarily of the following:

o In March 1998, the Company acquired 100% of the outstanding common stock of CCS. The Company issued 108,883 common shares of the Company (valued at $13.96 per share) and paid $6.3 million in cash, including costs incurred in connection with the acquisition. The cash payment was funded through a borrowing under the revolving credit facility, a portion of which was subsequently paid down. Additional contingent payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels through calendar 2001. During the period from acquisition through December 31, 1998, the maximum contingent payment was earned ($4.5 million), which was paid in March 1999. Such contingent payment, as well as future contingent payments, will be made from available cash, borrowings under the revolving credit facility, or a combination of these sources. (Refer to Note 12 to the consolidated financial statements included herein.)

o In July 1998, the Company acquired the remaining 81% ownership interest in BioSignal, having previously acquired a 19% ownership interest (see below). The Company paid approximately $8.6 million in cash and issued 7,163 shares of the Company's common stock (valued at $13.96 per share) at the acquisition date. The cash portion of the acquisition was funded through a borrowing on the revolving credit facility, a portion of which was subsequently paid down. There are no future contingent payments involved in this acquisition. (Refer to Note 12 to the consolidated financial statements included herein.)

o Net proceeds totaling $4.1 million were generated in connection with the Company's sale of equity securities in a publicly-traded company.

     During 1997, the Company's investing cash flow requirements consisted primarily of the following:

o In May 1997, PJKK entered into an agreement to acquire the 40% interest held by its minority stockholder for approximately $7.5 million. (Refer to Note 12 to the consolidated financial statements included herein.) The acquisition has been funded through a combination of cash on hand and notes payable to the minority stockholder. PJKK has funded, and the Company expects it will continue to fund, the remainder of the debt service obligations as they become due without additional funding by the parent company.

o In August 1997, the Company acquired an initial 19% equity interest in BioSignal. The initial investment of approximately $1.5 million was funded through available cash.

o In September 1997, the Company acquired Aquila. (Refer to Note 12 to the consolidated financial statements included herein.) The Company financed the initial purchase price of approximately $6.7 million, including costs incurred in connection with the acquisition, through a borrowing under the revolving credit facility discussed above. A portion of this borrowing was subsequently paid down. The Company may make additional future payments contingent upon post-acquisition operating results through calendar year 2000 up to a maximum of $10.4 million in additional payments. For the period from its acquisition in September, 1997, through December 31, 1998, $4.5 million of such contingent payments have been earned, $1.7 million of which the Company had paid as of December 31, 1998, and the remainder was paid in March 1999. The contingent payments have and will be made from available cash, borrowings on the revolving credit facility, or a combination of these sources.

     In  addition  to the above  investments,  the  Company's  combined  capital expenditures and technology-related investments totaled approximately $9.1 million in 1998 as compared with $5.7 million and $6.8 million in 1997 and 1996, respectively.

     The revolving credit facility contains certain financial covenants with which the Company must comply. At December 31, 1998, the Company was in compliance with all such requirements.

     The revolving credit facility limits, among other things, the amount of annual expenditures which the Company may incur associated with capital and technology items to a maximum of $10 million plus up to $3 million of unspent funds from the prior year. On November 25, 1997, the Company obtained an amendment to the revolving credit agreement which allows the Company to exclude from the definition of capital expenditures the lesser of the net proceeds of certain asset sales, as defined, or certain costs relating to enhancing the Company's management information systems. As of December 31, 1998, $15.3 million was available for capital expenditures and technology acquisitions during 1999.

     The revolving credit facility prohibits the Company from paying cash dividends on its common stock. In addition, the guarantee and collateral agreement supporting the revolving credit facility required the Company to pledge 65% of its stock ownership in foreign subsidiaries.

Seasonality

     Below is a table summarizing the seasonality of the Company's revenues and operating results by quarter, by year:

                                                    For The Year Ended December 31, 1998
                                    First Quarter    Second Quarter     Third Quarter     Fourth Quarter
                                    -------------    --------------     -------------     --------------
        Revenues.................        21%               24%               24%                31%
        Operating Profit*........        23%               28%               24%                25%

                                                    For The Year Ended December 31, 1997
                                    First Quarter    Second Quarter     Third Quarter     Fourth Quarter
                                    -------------    --------------     -------------     --------------
        Revenues.................        23%               25%               23%                29%
        Operating Profit*........        29%               29%               16%                26%

                                                    For The Year Ended December 31, 1996
                                    First Quarter    Second Quarter     Third Quarter     Fourth Quarter
                                    -------------    --------------     -------------     --------------
        Revenues.................        25%               24%               22%                29%
        Operating Profit* .......        31%               24%               15%                30%

     * Percentages  exclude the effect of 1) the in-process R&D charges in 1998;
2) the inventory step-up amortization in 1998 and 1997; 3) the litigation settlement charge in 1998; 4) the gain recognized in connection with the 1998 sale of a product line; and 5) the Recapitalization charges recorded during 1997 and 1996.

     Seasonality in revenues, which is typical in most years, is due primarily to Canberra's dependence upon customers' seasonal purchasing patterns. Operating profit, as a percentage of the total year, had historically been at its lowest in the third quarter. The first quarter of 1996 reflects the unusually strong revenues and profits generated at PJKK. The first and second quarter of 1997 operating profit percentages reflect the overall decline in operating results for the full year and, in particular, the lower fourth quarter of 1997 operating performance. A portion of the third quarter and the fourth quarter of 1997 reflect the addition of Aquila. The quarterly amounts and percentages for 1998 reflect the addition of CCS effective April 1, 1998, and the addition of BioSignal effective July 1, 1998.

Backlog

     As of February 28, 1999 and 1998, the Company's order backlog was approximately $37.3 million and $34.2 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog service contracts or orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. All of the February 28, 1999, backlog should be shipped by the Company and recognized as revenues during the remainder of 1999.

Year 2000

     The Company has been and continues assessing the implications of, and implementing changes relating to, the year 2000 ("Y2K") issue as it affects the Company's business operations. The term "Y2K issue" is used to refer to all difficulties the turn of the century may introduce to users of computers and other electronic equipment. In general terms, the Y2K issue arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19." This, as well as certain other common date-related programming errors, may result in miscalculations, other malfunctions or the total failure of such systems. Some of the Company's products contain date-sensitive technology, and the Company's business operations are dependent upon the proper functioning of computer systems and other equipment containing date-sensitive technology. A failure of such products, systems or equipment to be Y2K compliant could have a material adverse effect on the Company. If not remedied, potential risks include business interruption or shutdown, loss of customers, harm to the Company's reputation, financial loss and legal liability.

     The Company's assessment of the Y2K issue is organized to address the three major affected areas: 1) products and services which the Company provides to its customers; 2) supplier implications; and 3) administrative and management information systems used by the Company. The assessment and resulting action plans are in various stages of completion. Areas which require corrective action have been identified as a result of the work performed to date and a significant amount of such corrective action has already been successfully completed. However, additional assessments need to be performed by the Company in order to minimize the risks and exposures associated with Y2K. The following is an overview of the Company's current state of readiness as it relates to Y2K along with a summary of the process the Company plans to follow to address Y2K issues, including the related potential risks and costs:

     1)   Products and Services

          Within the products and services area, the Company has been divided into its major business segments, Canberra and Packard. Certain management personnel within each segment have been assigned the responsibility to perform the Y2K product assessments. Both Canberra and Packard have completed testing of all of their active products to identify Y2K-related problems, and each has disclosed the results of those tests on the Company's internet web pages. Ad hoc reviews have been, and will continue to be, performed on inactive product lines to assess the likelihood of Y2K problems occurring and the corrective action, if any, that will be taken.

          Canberra has developed and tested upgrades for each of its active products that the Company believes will remedy known Y2K problems. Packard has developed and tested upgrades for most of its active products that the Company believes will remedy known Y2K problems and is working to complete development and testing of additional fixes by April 30, 1999.

          The Company has adopted a policy of notifying all of its customers of the Y2K status of the product purchased by such customers, either through direct mailing or through direct telephone contact with the customer. Current customers of the Company are asked to review the Company's internet web page for the most up-to-date information with respect to the Company's products. While it is the Company's objective to notify all of its customers of potential Y2K issues, and to implement corrective actions in a timely manner where feasible, there can be no assurance that the Company will accomplish this objective or adequately address all Y2K issues or problems which may arise.

     2)   Vendors/suppliers

          Company management has contacted each of its vendors and service providers to determine whether the vendor/service provider is Y2K compliant, and what risks non-compliance poses to the Company. To date, the Company has received responses from a majority of its vendors/suppliers. The Company has identified certain of its vendors/suppliers which it believes to be critical to the Company's day-to-day operations. To the extent these critical vendors/suppliers do not respond to the Company's inquiries, or are not Y2K compliant, the Company intends to contact each individually to further assess their respective Y2K compliance levels, and to develop contingency plans to remediate the risks posed by such vendors/suppliers. If the third parties with which the Company interacts have Y2K problems that are not remedied, resulting problems could include the inability to obtain crucial supplies or services, the loss of telecommunications and electrical service, the receipt of inaccurate financial and billing-related information, and the disruption of capital flow potentially resulting in liquidity stress.

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

     3)   Administration

          The Company has completed an internal audit of all hardware and system software utilized by the Company. The Company believes it has identified all hardware and software that is not Y2K compliant, and is in the process of replacing such non-compliant hardware and software where deemed appropriate. The Company estimates that 80% of such items have been replaced to date, and expects to have all material non-compliant systems remediated, upgraded or replaced on or before May 31, 1999. Testing will be on-going as items are replaced. The Company may need to make capital expenditures of up to $0.75 million to purchase lap-top and desk-top computers, many of which were already scheduled for replacement. All other administrative systems are expected to be Y2K compliant by the third quarter of 1999. The Company does not expect this portion of the Y2K compliance program to be material to the consolidated financial position or results of operations.

          The Company is following a formal assessment to address other Y2K administrative implications such as facility security systems, HVAC requirements, production machinery and power needs, etc. The Company expects to complete such assessments by August 31, 1999. Many of the Y2K exposures identified associated with administrative technology can be addressed through manual versus automated means or other acceptable contingency plans. As part of management's assessment, such contingency plans are being identified.

     4)   Costs

          The Company estimates the total cost associated with required modifications to become Y2K compliant to be $2.5 million. The total amount expended through December 31, 1998, was approximately $1.75 million, of which $0.15 million related to the cost to repair or replace software and related hardware problems, approximately $1.5 million related to the cost of replacing, upgrading or remediating non-compliant product, and approximately $0.1 million related to the cost of identifying and communicating with customers and other third parties. The estimated future cost of completing the Company's Y2K compliance efforts is expected to be approximately $0.75 million, of which $0.25 million relates to the cost to repair or replace software and related hardware problems, approximately $0.5 million relates to the cost of replacing, upgrading or remediating non-compliant product, and an immaterial amount associated with identifying and communicating with customers and other third parties. The Company has funded, and expects to continue to fund, the costs of its Y2K efforts through operating cash flow, and to expense such costs as incurred.

     5)   Risk

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

          Due to the general uncertainty in the Y2K problem, resulting in part from the uncertainty as to the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that with the completion of its Y2K compliance plans as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The Euro

     Effective January 1, 1999, the European single currency called "the Euro" was officially introduced as a major world currency. At its introduction, eleven of the fifteen European Union ("EU") countries replaced their existing currencies with the Euro. During the three years following its introduction, adopting countries have agreed to phase-out existing national currencies. During this transition period, existing national currencies of adopting countries will co-exist with the Euro at fixed exchange rates. The Euro is expected to 1) create greater price competitiveness and uniformity throughout the EU by eliminating the effect of fluctuating currencies; 2) enhance cross-border trade within the EU; and 3) lower costs of conducting business within the EU by stabilizing or reducing interest rates and exchange rate effects.

     The  Company  has  evaluated  the  impact  which  the Euro will have on its worldwide operations. Specific areas considered were 1) foreign exchange risk management policies; 2) pricing strategies; 3) information technology requirements associated with implementing the Euro; and 4) related tax and financial reporting considerations. Management does not believe that the Euro will have a material effect on the Company's results of operations or financial position.

Subsequent Events

     On January 7, 1999, the Company acquired Harwell Instruments from AEA Technologies plc, located in the United Kingdom. The Company formed a new UK subsidiary called Harwell Instruments, Ltd. ("Harwell"), which executed the acquisition. Harwell specializes in instruments used in waste assay, safeguards, and decommissioning and decontamination. In addition, it manufactures traditional environmental and health physics monitoring instruments, as well as specialized reactor control and monitoring systems used extensively by nuclear energy generation facilities in extending the life cycle of such plants. The Company paid 5.6 million British pounds (approximately $9.2 million including acquisition costs) for Harwell. The funds were borrowed under the revolving credit facility through its offshore fronting arrangement. The borrowing is denominated in Euros (10.7 millon). The Company may make additional payments based upon net assets received.

     On March 4, 1999, the Company signed an agreement to purchase the net operating assets of Tennelec/Nucleus, Inc. ("TNI") and formed a new subsidiary, Tennelec, Inc., to effect the purchase. TNI manufactures and distributes nuclear instrumentation and high-purity germanium crystals. The Company will pay approximately $9.3 million, subject to adjustment, for the actual net operating assets received. The acquisition is expected to become effective on or about April 1, 1999. The acquisition will be funded through a borrowing under the revolving credit facility.

     On March 19, 1999, the Board of Directors of the Company passed a resolution to increase the number of stock options available under the company stock option plan by 1 million options.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases various foreign currency forward contracts primarily for the purpose of hedging firm inventory purchase commitments. Refer to Note 1 to the consolidated financial statements contained herein for a description of the Company's hedging practice as it relates to foreign currency transactions. The Company is subject to fluctuations in the variable interest rate associated with borrowings under the revolving credit facility.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                                PAGE
                                                                                                                                ----
CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Independent Public Accountants ................................................................................   24
     Consolidated Balance Sheets as of December 31, 1997 and 1998 ............................................................   25
     Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 1996,
       1997 and 1998 ........................................................................................................    26
     Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1996, 1997 and 1998 ..........   27
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998 ..............................   29
     Notes to Consolidated Financial Statements ..............................................................................   30


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Packard BioScience Company:

     We have audited the accompanying consolidated balance sheets of Packard BioScience Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packard BioScience Company and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 23, 1999,
except for Footnote 15,
for which the date is
March 4, 1999

                                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                       AS OF DECEMBER 31, 1997 AND 1998

                                            (Dollars in thousands)



                                      ASSETS                                      1997                   1998
                                                                                  ----                   ----
CURRENT ASSETS:
    Cash and cash equivalents ..............................................    $  10,575              $   7,929
    Accounts receivable, net ...............................................       40,688                 48,218
    Inventories, net .......................................................       27,538                 30,633
    Deferred income taxes ..................................................        1,970                  4,423
    Other ..................................................................        4,272                  6,268
                                                                                ---------              ---------
             Total current assets ..........................................       85,043                 97,471
                                                                                ---------              ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land and improvements ..................................................        1,755                  1,820
    Buildings and improvements .............................................       15,308                 17,236
    Machinery, equipment and furniture .....................................       16,097                 24,413
                                                                                ---------              ---------
                                                                                   33,160                 43,469
    Less:  Accumulated depreciation ........................................      (15,240)               (17,902)
                                                                                ---------              ---------
                                                                                   17,920                 25,567
                                                                                ---------              ---------
OTHER ASSETS:
    Goodwill, net of accumulated amortization ..............................        9,498                 24,030
    Deferred financing costs, net of accumulated amortization ..............        9,891                  8,346
    Investments ............................................................        8,216                    850
    Other ..................................................................       10,083                 12,870
                                                                                ---------              ---------
                                                                                   37,688                 46,096
                                                                                ---------              ---------
                                                                                $ 140,651              $ 169,134
                                                                                =========              =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Notes payable ..........................................................    $   1,929              $   3,221
    Current portion of long-term obligations ...............................        1,794                  3,496
    Accounts payable .......................................................       13,995                 16,956
    Accrued liabilities ....................................................       21,142                 34,076
    Income taxes payable ...................................................        2,302                  2,603
    Deferred income ........................................................       11,616                 12,372
                                                                                ---------              ---------
             Total current liabilities .....................................       52,778                 72,724
                                                                                ---------              ---------
LONG-TERM OBLIGATIONS, less current portion ................................      192,193                190,117
                                                                                ---------              ---------
DEFERRED INCOME TAXES ......................................................        4,167                  5,489
                                                                                ---------              ---------
OTHER NONCURRENT LIABILITIES ...............................................        3,527                  6,812
                                                                                ---------              ---------
COMMITMENTS AND CONTINGENCIES - See Note 8
MINORITY INTEREST IN EQUITY OF SUBSIDIARY ..................................           --                  2,555
                                                                                ---------              ---------
STOCKHOLDERS' EQUITY (DEFICIT):

    Cumulative translation adjustment ......................................         (344)                 1,448
    Unrealized investment gains, net of taxes ..............................        2,885                     --
                                                                                ---------              ---------
    Accumulated other comprehensive income .................................        2,541                  1,448
    Common stock ...........................................................          137                    137
    Retained earnings (deficit) ............................................      (10,220)               (10,012)
                                                                                ---------              ---------
                                                                                   (7,542)                (8,427)
    Less:  Treasury stock, at cost .........................................      103,448                 99,341
           Deferred compensation ...........................................        1,024                    795
                                                                                ---------              ---------
                                                                                  104,472                 91,709
                                                                                ---------              ---------
             Total stockholders' equity (deficit) ..........................     (112,014)              (108,563)
                                                                                ---------              ---------
                                                                                $ 140,651              $ 169,134
                                                                                =========              =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                               FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1997 AND 1998
                (Dollars in thousands, except per share amounts)

                                                                                             1996            1997            1998
                                                                                             ----            ----            ----
NET PRODUCT SALES ..................................................................      $ 124,067       $ 120,637       $ 154,685
SERVICE REVENUE ....................................................................         37,197          37,988          46,497
CHEMICALS AND SUPPLIES SALES .......................................................         22,754          25,488          26,982
                                                                                          ---------       ---------       ---------
                                                                                            184,018         184,113         228,164
                                                                                          ---------       ---------       ---------
COST OF PRODUCT SALES ..............................................................         49,551          49,718          67,559
SERVICE EXPENSE ....................................................................         26,649          27,703          35,449
COST OF CHEMICALS AND SUPPLIES SALES ...............................................          9,557          10,195          10,253
                                                                                          ---------       ---------       ---------
                                                                                             85,757          87,616         113,261
                                                                                          ---------       ---------       ---------
       Gross profit ................................................................         98,261          96,497         114,903
RESEARCH AND DEVELOPMENT EXPENSES ..................................................         17,852          23,480          29,228
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .......................................         48,830          49,855          54,969
PURCHASED RESEARCH AND DEVELOPMENT CHARGES (Note 12) ...............................             --              --           6,120
SETTLEMENT OF LITIGATION (Note 8) ..................................................             --              --          12,144
GAIN ON SALE OF PRODUCT LINE (Note 13) .............................................             --              --         (10,753)
RECAPITALIZATION CHARGES (Note 11) .................................................            837          18,429              --
                                                                                          ---------       ---------       ---------
       Operating profit ............................................................         30,742           4,733          23,195
INTEREST EXPENSE ...................................................................           (122)        (18,119)        (21,270)
INTEREST INCOME ....................................................................          1,149             790             612
GAIN ON SALE OF STOCK (Note 1) .....................................................             --              --           3,155
                                                                                          ---------       ---------       ---------
       Income (loss) before provision for income taxes and minority interest .......         31,769         (12,596)          5,692
PROVISION FOR INCOME TAXES .........................................................         11,187           5,941           3,787
MINORITY INTEREST IN INCOME OF SUBSIDIARY ..........................................          1,346             218              --
                                                                                          ---------       ---------       ---------

       NET INCOME (LOSS) ...........................................................      $  19,236       $ (18,755)      $   1,905
                                                                                          =========       =========       =========


BASIC EARNINGS (LOSS) PER SHARE ....................................................      $    0.78       ($   1.50)      $    0.21
                                                                                          =========       =========       =========


DILUTED EARNINGS (LOSS) PER SHARE ..................................................      $    0.77       ($   1.50)      $    0.20
                                                                                          =========       =========       =========



Net income (loss) ..................................................................      $  19,236       ($ 18,755)      $   1,905
Other comprehensive income (loss):
    Unrealized investment income (loss), net of income taxes .......................             --           2,885            (990)
    Reclassification adjustment, net ...............................................             --              --          (1,895)
    Foreign currency translation adjustments .......................................         (1,662)         (2,746)          1,792
                                                                                          ---------       ---------       ---------

Other comprehensive income (loss) ..................................................         (1,662)            139          (1,093)
                                                                                          ---------       ---------       ---------
Comprehensive income (loss) ........................................................      $  17,574       ($ 18,616)      $     812
                                                                                          =========       =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                  (Dollars in thousands, except share amounts)


                                  Common Stock               Cumulative   Unrealized  Retained       Treasury Stock
                              -------------------   Paid-in  Translation  Investment  Earnings    --------------------    Deferred
                                Shares     Amount   Capital   Adjustment  Gains, Net  (Deficit)     Shares     Amount   Compensation
                                ------     ------   -------   ----------  ----------  ---------     ------     ------   ------------
                              ------------------------------------------------------------------------------------------------------
BALANCE, December 31,
  1995 ...................... 12,899,219    $129   $  1,030    $ 4,064     $   --     $ 74,827      464,227   $  (6,265)   $(1,356)
Net shares issued in
  connection with restricted
  stock plan including
  deferred compensation
  and amortization ..........      1,602                 36                                                                    138
Shares issued in connection
  with exercise of stock
  options, including related
  tax benefits ..............     23,400                254
Purchase of treasury stock ..                                                                       313,642      (4,863)
Cash dividend paid - $ 40
 per share ..................                                                           (4,972)
Change during year ..........                                   (1,662)
Net income ..................                                                           19,236
Other .......................                                                               (3)
                              ------------------------------------------------------------------------------------------------------
BALANCE, December 31,
  1996 ...................... 12,924,221    $129     $1,320    $ 2,402     $   --     $ 89,088      777,869   $ (11,128)   $(1,218)
Net shares forfeited in
  connection with restricted
  stock plan including
  deferred compensation
  and amortization ..........       (898)                (6)                                                                   194
Shares issued in connection
  with exercise of stock
  options, including related
  tax benefits ..............    798,500       8     17,758                                 (2)        (200)          4
Purchase of treasury stock ..                                                                     9,389,469    (208,882)
Sale of treasury stock ......                                                           (3,409)  (1,104,160)     24,468
Recapitalization fees .......                          (864)                                                     (3,252)
Stock dividend ..............                       (18,208)                           (77,142)  (4,346,329)     95,340
Change during year ..........                                   (2,746)
Net loss ....................                                                          (18,755)
Unrealized investment
  gains,
  net of income
  taxes .....................                                               2,885
                              ------------------------------------------------------------------------------------------------------
BALANCE, December 31,
  1997 ...................... 13,721,823    $137   $      0    $  (344)    $2,885     $(10,220)   4,716,649   $(103,448)   $(1,024)

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                  (Dollars in thousands, except share amounts)

                                   (CONTINUED)


                                  Common Stock               Cumulative   Unrealized  Retained      Treasury Stock
                              -------------------   Paid-in  Translation  Investment  Earnings   ----------------------   Deferred
                                Shares     Amount   Capital   Adjustment  Gains, Net  (Deficit)   Shares        Amount  Compensation
                                ------     ------   -------   ----------  ----------  ---------   ------        ------  ------------
Net shares forfeited
  in connection with
  restricted stock
  plan including
  deferred compensation
  and amortization .......        (8,100)                                                  (36)                                229

Shares issued in
  connection with
  exercise of stock
  options, including
  related tax benefits ...           400                                                  (406)    (43,103)          932
Purchase of treasury
  stock ..................                                                                          16,428          (227)
Sale of treasury
  stock ..................                                                                (108)    (10,000)          219
Issuance of shares in
  connection with
  acquisitions                                                                          (1,147)   (116,046)        3,183

Change during year .......                                      1,792
Unrealized and realized
  gains, net of income
  taxes ..................                                                   (2,885)
Net income ...............         1,905
                              ------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998    13,714,123    $137   $     0     $1,448      $      0   ($10,012)  4,563,928    ($  99,341)  ($  795)
                              ======================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (Dollars in Thousands)

                                                                                                  1996         1997         1998
                                                                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................................................   $  19,236    ($ 18,755)   $   1,905
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of intangibles ............................................       5,135        6,372        8,398
    Amortization of deferred financing costs ................................................          --        1,287        1,545
    Purchased in-process research and development charges (see Note 12) .....................          --           --        6,120
    Write-off of acquired inventory step-up (see Note 12) ...................................          --          800        1,500
    Compensation expense from stock options exercised .......................................          --        9,436           --
    Gain on sale of stock ...................................................................          --           --       (3,155)
    Minority interest in net income of subsidiary ...........................................       1,346          218           --
    Deferred income taxes, net ..............................................................         802        1,113       (1,407)
    Gain on sale of property, net ...........................................................          --           --         (426)
    Other ...................................................................................         371           39         (123)
    Changes in assets and liabilities excluding effects from company and product line acquisitions and dispositions:

      (Increase) decrease in accounts receivable ............................................      (1,043)       3,077       (2,613)
      Increase in inventories ...............................................................        (653)      (3,469)      (1,971)
      Decrease (increase) in other current assets ...........................................       2,111          852          (25)
      Increase in other noncurrent operating assets .........................................        (459)        (797)      (1,387)
      Increase in accounts payable and other accrued expenses ...............................       6,681        4,047        1,702
      Decrease in deferred income ...........................................................      (1,130)        (333)        (741)
      Increase (decrease) in other noncurrent liabilities ...................................         790       (1,647)       3,637
                                                                                                ---------    ---------    ---------
    Net cash provided by operating activities ...............................................      33,187        2,240       12,959
                                                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of acquired cash ...........................................          --       (7,491)     (12,025)
  Investments in equity securities ..........................................................      (1,768)      (9,065)         (68)
  Capital expenditures ......................................................................      (2,715)      (3,622)      (6,214)
  Product lines, patent rights and licenses acquired ........................................      (4,046)      (2,036)      (2,889)
  Proceeds from sale of fixed assets and investments ........................................          43            5        4,181
                                                                                                ---------    ---------    ---------
    Net cash used for investing activities ..................................................      (8,486)     (22,209)     (17,015)
                                                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term obligations .......................................................          23      206,710       41,500
  Repayments of long-term obligations .......................................................        (693)     (14,992)     (43,058)
  Purchase of treasury stock ................................................................      (3,751)    (208,882)        (121)
  Proceeds from sale of treasury stock ......................................................          --       21,059          481
  Increase (decrease) in notes payable to banks .............................................       1,529       (1,595)       1,291
  Proceeds from exercise of stock options, including tax benefits ...........................         254        8,333           57
  Recapitalization fees deferred or charged to equity (see Note 11) .........................          --      (15,295)          --
  Dividends paid ............................................................................      (4,972)          --           --
                                                                                                ---------    ---------    ---------
    Net cash provided by (used for) financing activities ....................................      (7,610)      (4,662)         150
                                                                                                ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................................................      (1,780)      (2,620)       1,260
                                                                                                ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................................      15,311      (27,251)      (2,646)
CASH AND CASH EQUIVALENTS, beginning of year ................................................      22,515       37,826       10,575
                                                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year ......................................................   $  37,826    $  10,575    $   7,929
                                                                                                =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest ................................................................................   $     249    $  10,191    $  20,744
                                                                                                =========    =========    =========
    Income taxes ............................................................................   $   5,935    $   6,842    $   5,465
                                                                                                =========    =========    =========
NON-CASH FINANCING ACTIVITIES:
  Debt issued for the purchase of treasury stock ............................................   $   1,112    $      --    $      --
                                                                                                =========    =========    =========
  Stock issued under terminated restricted stock plan .......................................   $      54    $      --    $      --
                                                                                                =========    =========    =========
  Stock issued in connection with acquisitions (see Note 12) ................................   $      --    $      --    $   1,620
                                                                                                =========    =========    =========
  Stock received in connection with equipment contribution (see Note 12) ....................   $      --    $      --    $   3,186
                                                                                                =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998


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

     The Company purchases various foreign currency forward contracts primarily for the purpose of hedging firm inventory purchase commitments. As of December 31, 1997 and 1998, the Company had total forward contracts outstanding of approximately $10,879,000 and $3,320,000, respectively, whose settlement prices substantially approximated year end exchange rates. The following table summarizes by currency the outstanding forward contracts as of December 31, 1997 and 1998 (in thousands):

                                                     1997             1998
                                                     ----             ----
             Japanese Yen.....................      $1,000          $1,600
             British Pound Sterling...........          --           1,200
             French Franc.....................       2,400             370
             Italian Lira.....................          --             150
             German Deutschemark .............       4,979              --
             Belgian Franc....................       2,500              --
                                                   -------          ------
                                                   $10,879          $3,320
                                                   =======          ======

     The forward contracts outstanding at December 31, 1998, mature at various times through September 30, 1999. Foreign exchange transaction gains, inclusive of forward contracts settled, were $592,000, $377,000 and $346,000 in 1996, 1997 and 1998, respectively, and were included in cost of sales in the accompanying consolidated statements of income.

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

     Goodwill, Net of Amortization -

     The Company estimates the life of goodwill for each individual acquisition. Goodwill included in the accompanying consolidated balance sheets is being amortized over 20 to 40 years. As of December 31, 1997 and 1998, the Company had accumulated amortization of approximately $150,000 and $809,000, respectively. The Company assesses realizability of goodwill based on future estimates of profitability of businesses acquired. Based on this assessment, the Company believes there is no impairment of goodwill as of December 31, 1998.

     Deferred Financing Costs, Net of Amortization -

     Deferred financing costs represent a portion of fees incurred by the Company for issuance of debt instruments in connection with its 1997 Recapitalization (see Note 11). Such costs are being amortized over the average life of the debt to which they relate, ranging from 5 to 10 years.

     Investments -

     As of December 31, 1997, investments consisted primarily of a marketable equity investment which the Company held in a publicly-traded business. The Company classified this investment as available for sale. As such, the investment was reflected in the accompanying consolidated balance sheets at its market value as of December 31, 1997, and the unrealized gain, net of income taxes, was reflected in a separate component of stockholders' equity (deficit) titled, "Unrealized investment gains, net of income taxes." Such investment was sold during 1998. All other investments are reflected using the cost method.

     Patent Rights and License Acquisitions -

     The Company capitalizes amounts paid for patent rights and licenses acquired to manufacture certain products. These amounts are amortized over the lives of the respective agreements or the estimated lives of the products, if shorter. The amortization lives range from 3 to 10 years. As of December 31, 1997 and 1998, the Company had an unamortized balance of $5,216,000 and $7,304,000, respectively, associated with patent rights and license acquisitions, which amounts were reflected in other assets in the accompanying consolidated balance sheets.

     Revenue Recognition and Deferred Income -

     Revenue is recognized when title to a product is transferred or services have been rendered. Revenues from service contracts are recognized on a straight-line basis over the contract period. Deferred income results from the advance billing of certain field service maintenance contracts and other customer advances.

     Warranty -

     The Company generally provides a warranty for one year subsequent to installation of its product. The Company accrues for the estimated cost of the warranty at the time of sale of the related product.

     Income Taxes -

     The Company uses an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes includes Federal, foreign and state income taxes currently payable and those deferred because of temporary differences between income reported for tax and financial statement purposes.

     The Company has not provided for possible U.S. taxes on undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Undistributed earnings of foreign subsidiaries considered to be reinvested indefinitely amounted to $10,050,000 and $10,310,000 at December 31, 1997 and 1998, respectively. If and when earnings are remitted, credit for foreign taxes already paid on subsidiary earnings and withholdings may offset a portion of applicable U.S. income taxes.

     Earnings Per Share -

     Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is not anti-dilutive. Basic and diluted weighted average shares outstanding during the years ending December 31, 1996, 1997 and 1998 are as follows:

                                                                      1996               1997                1998
                                                                      ----               ----                ----
           Basic weighted average shares outstanding.............   24,524,810         12,463,624          9,114,832
           Dilutive effect of outstanding stock options .........      856,497            350,048            421,845
                                                                    ----------         ----------          ---------
           Diluted weighted average shares outstanding...........   25,381,307         12,813,672          9,536,677
                                                                    ==========         ==========          =========

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

          Mortgage Receivable - At December 31, 1998, the Company has two long-term mortgages receivable with a total face amount of $3,300,000, which exceeded the current carrying value of $851,000 included in other assets in the accompanying consolidated balance sheets. The estimated fair value of these investments are approximately $2,500,000 based upon a third-party offer to purchase the mortgages.

          Notes Payable - The fair value of the Company's notes payable are estimated to approximate recorded amounts due to the relative short maturity.

          Long-term Obligations - The fair value of the Company's long-term obligations is estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for obligations with the same remaining maturities. The estimated fair value of the Senior Notes described in Note 4 was $142,500,000 at December 31, 1998. The estimated fair value of all other long-term obligations approximated their carrying amount.

          Foreign Currency Contracts - The fair value of foreign currency contracts (primarily used for hedging firm commitments) is estimated by obtaining closing rates and comparing them to the actual contract rates. The total value of the open contracts approximated the estimated fair value.

     New Accounting Standard -

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

2.   Accounts Receivable, Net:

     Accounts receivable are net of allowances for doubtful accounts totaling $582,000 and $635,000 as of December 31, 1997 and 1998, respectively.

3.   Inventories:

     Inventories consisted of the following at December 31 (in thousands):

                                                       1997         1998
                                                       ----         ----

          Raw materials and parts..................  $14,908       $15,963
          Work in progress.........................    1,995         4,189
          Finished goods...........................   12,556        14,210
                                                     -------       -------
                                                      29,459        34,362
          Excess and obsolete reserve..............   (1,921)       (3,729)
                                                     -------       -------
                                                     $27,538       $30,633
                                                     =======       =======

4.   Long-term Obligations and Notes Payable:

     The Company had the following notes payable and long-term obligations at December 31, 1997 and 1998, as described below (in thousands):

     As of December 31, 1997:

                                                     Interest Rate         Maturity         Current        Long-term         Total
                                                     -------------         --------         -------        ---------         -----
Senior subordinated notes ...................        9.375%                  2007           $     --        $150,000        $150,000
Bank term loan ..............................        LIBOR + 2.75%           2003                400          39,400          39,800
Bank revolving credit facility ..............        LIBOR + 2.375%          2002                 --              --              --
Notes payable ...............................        3.9% to 4.0%            1998              1,929              --           1,929
Other obligations ...........................        2.0% to 13.0%         1998-2002           1,394           2,793           4,187
                                                                                            --------        --------        --------
                                                                                            $  3,723        $192,193        $195,916
                                                                                            ========        ========        ========

     As of December 31, 1998:

                                                     Interest Rate         Maturity         Current        Long-term         Total
                                                     -------------         --------         -------        ---------         -----
Senior subordinated notes ...................        9.375%                  2007           $     --        $150,000        $150,000
Bank term loan ..............................        LIBOR + 2.75%           2003              2,035          37,365          39,400
Bank revolving credit facility ..............        LIBOR + 2.375%          2002                 --              --              --
Notes payable ...............................        3.5% to 7.25%           1999              3,221              --           3,221
Other obligations ...........................        1.875% to 9.0%        1999-2003           1,461           2,752           4,213
                                                                                            --------        --------        --------
                                                                                            $  6,717        $190,117        $196,834
                                                                                            ========        ========        ========

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

     During 1997, the Company also entered into a senior credit agreement (the "Agreement" and together with the Senior Notes, the "Financings") with a group of banks which provides for a $40,000,000 term loan facility and the availability of up to $75,000,000 in a revolving credit facility with a sub-limit for letters of credit up to $11,000,000 in the aggregate. The term loan facility matures in six years and bears interest, at the Company's option, at the customary base rate (defined as a certain bank's reference rate, or the federal funds rate plus 0.5%, whichever is higher) plus 1.75% (adjusted downward if the Company achieves certain financial ratio levels), or at the customary reserve adjusted Eurodollar rate plus 2.75%. The outstanding revolving credit facility balance, if any, is due and payable on March 31, 2002. The revolving credit facility bears interest, at the Company's option, at the customary base rate plus 1.375%, or at the customary reserve adjusted Eurodollar rate plus 2.375% (adjusted downward if the Company achieves certain financial ratio levels). The credit agreement also provides for a commitment fee of 0.5% (adjusted downward if the Company achieves certain financial ratio levels) on any unused portion of the revolving credit facility. At December 31, 1998, the one-month Eurodollar rate was 5.63%.

     The Agreement contains certain financial covenants including, but not limited to, a minimum fixed charge coverage test, a minimum interest coverage test and a maximum leverage test. The Financings contain certain financial and non-financial covenants including, but not limited to, limitations on capital expenditures and technology acquisitions. The Company is prohibited by the Financings from paying any cash dividends and is limited in the amount of capital stock that it may repurchase, the incurrence of additional indebtedness and liens or dispositions of assets by the Company or any of its subsidiaries. As of December 31, 1998, the Company was in compliance with all covenants.

     In connection with the Agreement, the Company pledged as collateral substantially all of the tangible and intangible assets of the Company and most of its domestic subsidiaries, and 65% of the capital stock of the Company's foreign subsidiaries.

     Notes payable existing at December 31, 1997 and 1998, consisted of amounts outstanding under overseas lines of credit which permitted maximum borrowings of approximately $9,000,000 and $12,000,000, respectively. Borrowings are due on demand. At December 31, 1997 and 1998, $1,929,000 and $3,221,000, respectively, were outstanding under these arrangements with interest rates ranging from 3.9% to 4.0% and 3.5% to 7.25%, respectively. The weighted average interest rates on these borrowing were 3.9% and 4.1% in 1997 and 1998, respectively. The maximum amount outstanding during 1998 was $3,221,000.

     Other long-term obligations as of December 31, 1997 and 1998, consist primarily of notes payable related to the acquisition of a minority interest described in Note 12. These notes payable have an effective interest rate of 1.875% and are payable through 2001. In addition, the December 31, 1998, balance includes $690,000 of debt held by the Company's Canadian subsidiary, BioSignal (see Note 12). The debt consists of Canadian governmental development loans as well as a note payable to a prior shareholder. The governmental development loans mature through 2003 and bear interest at rates ranging from 0% to one-half of the current prime rate (Canadian). The prior shareholder note matures in 1999 and bears interest at the prime rate (Canadian) plus 1.25%.

     As of December 31, 1998, aggregate principal payments of long-term obligations and notes payable required during the next five years ending December 31 and thereafter are approximately as follows (in thousands):

           1999.........................................  $ 6,717
           2000.........................................    1,593
           2001.........................................    1,598
           2002.........................................   19,249
           2003.........................................   17,389
           Thereafter...................................  150,288

5.   Common Stock and Stock Options:

     At December 31, 1998, the Company had authorized common stock of 15,000,000 shares with a par value of $.01 per share. A one-for-one dividend of common stock on all outstanding shares was effected May 15, 1997. The average number of shares, the number of stock options outstanding, the number of unvested restricted stock shares and all per share amounts, as presented in the consolidated financial statements and accompanying notes, have been retroactively restated for the stock dividend. The dividend has not been retroactively reflected in the consolidated statements of stockholders' equity (deficit).

     The Company has granted non-qualified stock options to selected employees. The exercise price of most options at the date of grant is the fair value based upon an independent appraisal. During 1997, the Company granted 265,000 performance options to various employees with an exercise price of $13.625 which exceeded the $11.125 fair value of the Company's stock on the date of grant. The options expire at various dates through the year 2008. A summary of stock option activity is as follows:

                                                                                                 Weighted
                                                                              Number            Avg. Price
                                                                             of Shares           Per Share
                                                                             ---------          ----------
         Outstanding at December 31, 1995 .............................       2,477,900            $ 4.80
           Granted ....................................................         330,000              8.00
           Cancelled ..................................................         (17,400)             5.41
           Exercised ..................................................         (46,800)             3.82
                                                                             ----------            ------
         Outstanding at December 31, 1996 .............................       2,743,700              5.19
           Granted ....................................................         961,500             11.81
           Exercised or purchased by the Company ......................      (2,143,900)             5.18
                                                                             ----------            ------
         Outstanding at December 31, 1997 .............................       1,561,300              9.28
           Granted ....................................................         227,500             13.90
           Cancelled ..................................................         (32,800)            10.37
           Exercised ..................................................         (17,000)             8.02
                                                                             ----------            ------
         Outstanding at December 31, 1998 .............................       1,735,000            $ 9.85
                                                                             ----------            ------

     As of December 31, 1998, 273,000 of the 1,735,000 options have exercise prices between $3.17 and $4.06, with a weighted averaged exercise price of $3.22 and a weighted average remaining contractual life of 2 years. All of these options are exercisable as of December 31, 1998.

     Of the total options outstanding at December 31, 1998, 306,900 have exercise prices between $6.43 and $8.00, with a weighted average price of $6.88 and a weighted average remaining contractual life of 6.1 years. All of these options are exercisable as of December 31, 1998.

     The remaining 1,155,100 options have exercise prices between $11.125 and $13.96, with a weighted average exercise price of $12.21 and a weighted average remaining contractual life of 8.7 years. Of the 1,155,100 options, 583,200 are exercisable as of December 31, 1998, at a weighted average price of $12.48.

     If compensation cost for stock options granted under these plans had been determined under the fair-value based methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been $18,937,000, ($21,916,000) and ($5,365,000) on a pro forma basis for the years ended December 31, 1996, 1997 and 1998, respectively. For purposes of this calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (minimum value method) with the following assumptions:

          Expected dividend yield.....................               N/A
          Expected stock price volatility.............               N/A
          Risk-free interest rate.....................     4.91% - 5.89%
          Expected life of options....................          10 years

     The Company terminated a restricted stock plan which provided for the issuance of common stock for no consideration to officers and key employees, with vesting over an eight-year period. No new shares can be granted but shares previously issued are still vesting over the original grant period. Compensation expense, determined as of the date of grant, is being recognized ratably in accordance with the vesting schedule. Compensation expense recognized was $173,000, $194,000 and $191,000 in 1996, 1997 and 1998, respectively. At December 31, 1997 and 1998, $1,024,000 and $795,000 of future compensation expense associated with 167,531 and 129,190 unvested shares, respectively, has been deferred and is included in deferred compensation in the accompanying consolidated balance sheets.

6.   INCOME TAXES:

     The sources of the Company's income (loss) before provision for income taxes and minority interest were as follows (in thousands):

                                             1996          1997          1998
                                             ----          ----          ----
         United States ..............      $ 15,271      $(23,207)     $ (4,491)
         Foreign ....................        16,498        10,611        10,183
                                           --------      --------      --------
                                           $ 31,769      $(12,596)     $  5,692
                                           ========      ========      ========

     The provision for income taxes is as follows (in thousands):

                                             1996          1997          1998
                                             ----          ----          ----
         Current:
             Federal ................      $  2,697      $     92      $   (601)
             Foreign ................         7,081         4,774         4,393
             State ..................           694            50           526
                                           --------      --------      --------
                                             10,472         4,916         4,318
                                           --------      --------      --------
         Deferred:
             Federal ................           674           784            29
             Foreign ................          (113)         (357)         (527)
             State ..................           154           598           (33)
                                           --------      --------      --------
                                                715         1,025          (531)
                                           --------      --------      --------

                Total ...............      $ 11,187      $  5,941      $  3,787
                                           ========      ========      ========

     A reconciliation between the income tax expense recognized in the Company's consolidated statements of income (loss) and comprehensive income (loss) and the income tax expense computed by applying the statutory federal income tax rate to the income (loss) before income taxes follows:

                                                             1996                       1997                       1998
                                                             ----                       ----                       ----
                                                     Amount        Percent       Amount       Percent        Amount       Percent
                                                     ------        -------       ------       -------        ------       -------
Income (loss) before income taxes ..............    $ 31,769                    $(12,596)                   $  5,692
                                                    ========                    ========                    ========

Income tax computed at statutory rate ..........    $ 11,119            35%     $ (4,409)           35%     $  1,992            35%
Change in valuation allowance ..................          --            --         8,267           (66)       (2,291)          (40)
Net tax effect relating to foreign
   operations and sales ........................        (973)           (3)        2,532           (20)          720            13
Research credits ...............................        (162)           (1)           --            --          (654)          (11)
State income taxes .............................         880             3          (444)            4           341             6
Non-deductible transaction-related
   charges .....................................          --            --            25            --         4,063            71
Other ..........................................         273             1           (30)           --          (384)           (7)
                                                    --------      --------      --------      --------      --------      --------
                                                    $ 11,187            35%     $  5,941           (47%)    $  3,787            67%
                                                    ========      ========      ========      ========      ========      ========

     At December 31, 1997 and 1998, deferred tax assets and liabilities were comprised of the following (in thousands):

                                                                                        1997                  1998
                                                                                        ----                  ----
         Deferred Tax Assets:
             Net operating loss carryforwards .....................................   $  7,715              $  1,374
             Inventory related items ..............................................      1,329                 2,290
             Accruals not currently deductible ....................................      1,486                 3,997
             Foreign and other tax credit carryforwards ...........................      3,178                 5,786
             Other ................................................................        551                   377
                                                                                      --------              --------
                Gross deferred tax assets .........................................     14,260                13,824
             Less: valuation allowance ............................................      9,193                 6,902
                                                                                      --------              --------
                Total deferred tax assets, net of valuation allowance .............      5,066                 6,922
                                                                                      --------              --------

         Deferred tax liabilities:
             Unrealized investment gains ..........................................      1,971                    --
             International transactions ...........................................      3,823                 4,053
             Accelerated depreciation .............................................        359                   853
             Transaction-related tax liabilities ..................................        888                 2,861
             Other ................................................................        222                   221
                                                                                      --------              --------
                Total deferred tax liabilities ....................................      7,263                 7,988
                                                                                      --------              --------
                Net deferred tax liabilities ......................................   $(2,197)              $ (1,066)
                                                                                      ========              ========

     During 1997, the Company incurred a domestic net operating loss of approximately $18.1 million and recorded a deferred tax asset representing the future benefit of such loss carryforwards (federal and state). In addition, as of December 31, 1997, the Company had generated foreign tax credit carryforwards totaling $3.2 million and had recorded a corresponding deferred tax asset. A valuation allowance was provided on such deferred tax assets at December 31, 1997, due to the uncertainty as to the Company's ability to utilize such loss and foreign tax credit carryforwards. The federal portion of the loss carryforwards was fully utilized in 1998 and the federal loss carryforward valuation allowance was reversed in 1998.

     During 1998, the Company generated additional foreign tax credits carryforwards totaling approximately $3.2 million of which $2.2 million will be carried forward. Due to the uncertainty of the Company's ability to utilize such credit carryforwards, an additional valuation allowance was provided against the associated deferred tax asset. The foreign tax credits expire beginning in 2001.

7.   Benefit Plans:

     Packard BioScience Company and certain domestic subsidiaries offer a contributory defined contribution plan (the "Profit Sharing Plan") covering substantially all domestic employees who have completed at least one year of service, as defined. Commencing in 1997, the Profit Sharing Plan provided that eligible participants may make a basic contribution from 1% to 4% of their annual pay, with additional contributions allowed up to an additional 7% of annual pay. The Company makes matching contributions equal to 125% of a participant's basic contribution, which amounted to approximately $1,600,000 and $1,652,000 for the years ended December 31, 1997 and 1998, respectively. Prior to 1997, the Company made matching contributions equal to 80% of a participant's basic contribution, which was limited to 3% of their annual pay. Total matching contributions for the year ended December 31, 1996, were $729,000.

     Another domestic subsidiary, Aquila Technologies Group, Inc. (see Note 12), maintains a similar defined contribution plan whereby Aquila makes a matching contribution equal to a percentage of the employees' annual salaries, as defined. Matching contributions were $10,000 and $36,000 during the four-months ended December 31, 1997 and the year ended December 31, 1998, respectively.

     The Company also had a  noncontributory  employee stock ownership plan (the
     ESOP) and related trust, which was merged into the Profit Sharing Plan in March, 1997. Each year the Company made a contribution from profits, as defined, of an amount determined by its Board of Directors, but not to exceed 15% of the aggregate compensation of all participants in the ESOP in any plan year. Contributions under the ESOP for any individual participant in any year were limited to the lower of $30,000 or 25% of the participant's compensation. The Company provided for contributions of $800,000 in 1996, plus interest due by the ESOP. The trust had used the contributions to first service debt incurred, if any, and then to purchase outstanding shares of the Company's stock.

8.   Commitments and Contingencies:

     The Company conducts certain of its operations from leased facilities. In addition, the Company leases automobiles and various types of machinery and equipment under operating leases.

     The following is a schedule of future minimum rental payments under operating leases (excluding autos) that have initial or remaining non-cancelable lease terms extending beyond December 31, 1999 (in thousands):

                1999..........................      $ 858
                2000..........................        931
                2001..........................        938
                2002..........................        811
                2003..........................        758
                Thereafter....................      1,489
                                                   ------
                                                   $5,785
                                                   ======

     Rental expense for the years ended December 31, 1996, 1997 and 1998, was approximately $4,005,000, $4,037,000 and $4,319,000, respectively.

     The Company has entered into various cooperative research and development agreements in 1997 and 1998 requiring the Company, upon satisfaction of certain criteria, to make milestone payments and future royalty payments as specified in the agreements.

     The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business, including those relating to intellectual property matters, product liability, safety and health and employment matters. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company accrues for these items as they become known and can be reasonably estimated. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on the Company's financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation. The resolution of such claims and litigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period.

     On November 2, 1998, the Company settled the lawsuit brought against it in 1996 by EG&G Instruments, Inc., a subsidiary of EG&G, Inc. In the lawsuit, EG&G Instruments, Inc. alleged that the Company infringed on a patent surrounding EG&G's automatic pole-zero cancellation circuit. The settlement calls for the Company to make payments totaling $10 million for a license to the related technology through the year 2000 and to settle the litigation. The Company also received a royalty-bearing license for years subsequent to calendar 2000. Of the total payments of $10 million, $4 million was paid in November, 1998, and $3 million will be paid in each of 1999 and 2000. The Company is required to make these payments, regardless of whether the Company uses, sells or manufactures products which may infringe on the patent referred to above.

     Two unrelated lawsuits have been brought against the Company by former employees. The Company believes that the asserted claims are without merit, and intends to vigorously defend against both claims. Although there can be no assurances with respect to the outcome of litigation, the Company believes that neither action will have a material effect on the results of operations or financial position of the Company.

9.   Related Party Transactions:

     The Company had a trade receivable of approximately $2,328,000 at December 31, 1997, from CIS bio international, an affiliate of a significant stockholder prior to the Recapitalization described in Note 11. In addition, the accompanying consolidated statements of income (loss) include revenues from CIS bio international of approximately $1,065,000 and $4,968,000 for 1996 and 1997, respectively, and reimbursements of research and development expenses of $1,536,000 and $236,000 for 1996 and 1997, respectively. Subsequent to the 1997 Recapitalization, CIS bio international is no longer a related party.

10.  Geographic Information and Industry Segments:

     The Company operates predominately in three major geographic areas and two industry segments. Transfers between geographic areas are made at the estimated market value of the merchandise transferred. The eliminations result from intercompany or intersegment sales, receivables and profit in inventory.

     The following tables summarize the Company's operations by geographic area and industry segment for 1996, 1997 and 1998 (in thousands):

          Geographic Areas                                                    1996                 1997                1998
          ----------------                                                    ----                 ----                ----
          Revenues*
              United States, including third party export sales**......     $  88,552           $ 105,020           $ 144,044
              Europe ..................................................        73,808              66,297              72,860
              Japan ...................................................        21,741              13,052              11,395
              Eliminations, net .......................................           (83)               (256)               (135)
                                                                            ---------           ---------           ---------
                 Total consolidated ...................................     $ 184,018           $ 184,113           $ 228,164
                                                                            =========           =========           =========

          Operating profit (loss)***

              United States, including export sales ...................     $  16,165           $  (4,525)          $  13,217
              Europe ..................................................         9,745               6,993              10,312
              Japan ...................................................         6,623               3,235               2,579
              Eliminations, net .......................................        (1,791)               (970)             (2,913)
                                                                            ---------           ---------           ---------
                 Total consolidated ...................................     $  30,742           $   4,733           $  23,195
                                                                            =========           =========           =========

          Identifiable assets

              United States ...........................................     $ 105,495           $ 121,692           $ 144,023
              Europe ..................................................        44,044              43,339              38,807
              Japan ...................................................        12,999               8,737               9,802
              Eliminations, net .......................................       (24,613)            (33,117)            (23,498)
                                                                            ---------           ---------           ---------
                 Total consolidated ...................................     $ 137,925           $ 140,651           $ 169,134
                                                                            =========           =========           =========

*    Includes only sales to unaffiliated customers.

**   Includes  $20,162,000,  $30,690,000 and  $33,834,000 of third-party  export sales for 1996, 1997 and 1998, respectively.

*** Operating profit (loss) for 1996 and 1997 includes Recapitalization charges of $837,000 and $18,429,000, respectively, within the United States related to transactions as described in Note 11. Operating profit for 1998 includes acquisition-related charges totaling $7,620,000, litigation settlement charge of $12,144,000, and gain on sale of product line of $10,753,000.

            Industry Segment                                                 1996              1997               1998
            ----------------                                                 ----              ----               ----
          Revenues*
             Packard ................................................     $ 122,676          $ 120,286          $ 146,237
             Canberra ...............................................        61,342             63,827             81,927
                                                                          ---------          ---------          ---------
                 Total consolidated .................................     $ 184,018          $ 184,113          $ 228,164
                                                                          =========          =========          =========
          Operating profit (loss)
             Packard** ..............................................     $  25,737          $  17,951          $  13,907
             Canberra ...............................................         8,401              7,729             14,642
             General corporate expenses .............................        (2,318)            (2,518)            (3,963)
             Settlement of litigation ...............................            --                 --            (12,144)
             Gain on sale of product line ...........................            --                 --             10,753
             Recapitalization charges ...............................          (837)           (18,429)                --
             Eliminations ...........................................          (241)                --                 --
                                                                          ---------          ---------          ---------
                 Total consolidated .................................     $  30,742          $   4,733          $  23,195
                                                                          =========          =========          =========
          Capital expenditures
             Packard ................................................     $   1,513          $   1,650          $   4,669
             Canberra ...............................................         1,202              1,972              1,545
                                                                          ---------          ---------          ---------
                 Total consolidated .................................     $   2,715          $   3,622          $   6,214
                                                                          =========          =========          =========

          Depreciation and amortization
             Packard ................................................     $   2,971          $   3,396          $   5,322
             Canberra ...............................................         2,164              2,976              3,076
                                                                          ---------          ---------          ---------
                 Total consolidated .................................     $   5,135          $   6,372          $   8,398
                                                                          =========          =========          =========
          Identifiable assets
             Packard ................................................     $  98,912          $  95,540          $ 100,215
             Canberra ...............................................        39,013             45,111             68,920
                                                                          ---------          ---------          ---------
                 Total consolidated .................................     $ 137,925          $ 140,651          $ 169,134
                                                                          =========          =========          =========

*    Includes only sales to unaffiliated customers.

**   Includes 1998 acquisition-related charges totaling $7,620,000.

11.  Recapitalization and Stock Purchase Agreement:

     On March 4, 1997, Stonington Capital Appreciation 1994 Fund, L.P. (Stonington) acquired approximately 69% of the common stock of the Company on a fully-diluted basis as a result of the transactions described below. The transactions included (a) acquisition by Stonington and certain other investors of $54.0 million of common stock from certain continuing stockholders, (b) acquisition by Stonington of $17.5 million of common stock from the Company, (c) a tender offer by the Company to all non-continuing stockholders for $208.6 million, and (d) cancellation of all stock options held by the non-continuing stockholders for $3.3 million. The price per share for the above transactions was $22.25 (prior to the effect of a one-for-one stock dividend) except for the option redemption where the price was $22.25 (prior to the effect of a one-for-one stock dividend) less the exercise price of such stock options. The Company used the proceeds of the stock offering, $8.3 million from the exercise of certain options, cash on hand and $190.0 million in proceeds from the Financings to redeem the shares in the tender offer, purchase certain outstanding options (approximately $12.9 million) and pay transaction fees and expenses
     (approximately $21.5 million), of which $2.6 million was paid to Stonington. All of the foregoing transactions are collectively referred to as the Recapitalization. The transaction fees and expenses include costs associated with the stock offering, the Financings and other expenses. As a part of the Recapitalization, the Company and certain executives of the Company who were party to a supplemental retirement plan (SERP) agreed to terminate the plan for a payment of $2.4 million in the aggregate. The transaction fees and expenses also include the cost of terminating the SERP. Approximately $837,000 and $18,429,000 of Recapitalization related expenses have been included as Recapitalization charges in the accompanying consolidated statements of income (loss) for 1996 and 1997, respectively.

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

12.  Acquisitions:

     In May, 1997, a subsidiary of the Company, Packard Japan KK ("PJKK"), entered into an agreement, for a fixed amount denominated in Japanese yen, to acquire the 40% interest held by its minority stockholder for approximately $7.5 million. The agreement obligates PJKK to acquire approximately 60% of the minority interest in 1997, 20% in 1998 and the remainder in 1999, assuming PJKK generates sufficient earnings to allow the transaction to occur in accordance with Japanese laws and regulations. Under the agreement, the minority stockholder has surrendered the rights to any dividends from PJKK subsequent to December 31, 1996. The Company has reflected the acquisition in full as of the effective date of the agreement which was April 1, 1997, and, as a result, the minority interest has been eliminated and the related acquisition obligations as well as resulting goodwill have been recorded as of such date.

     On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila Technologies Group, Inc. (Aquila), a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials, and an original equipment manufacturer of process control equipment. The Company acquired Aquila for approximately $6.7 million in cash with additional future payments to be made contingent upon post-acquisition operating results through calendar year 2000 up to a maximum of $10.4 million in additional payments. During the period September 1, 1997, through December 31, 1998, contingent payments totaling $4.5 million have been earned.

     On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS"), a developer, manufacturer and distributor of high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company issued 108,883 common shares of the Company (valued at $13.96 per share) and paid $6.3 million in cash, including costs incurred in connection with the acquisition. Allocation of the purchase price to the net assets acquired resulted in a charge of $2.68 million to write-off the value assigned to acquired in-process research and development which had not reached technological feasibility and had no probable alternative future uses. The value assigned to the acquired in-process research and development was determined by an independent appraisal, utilizing the percentage-of-completion guidance recently put forth by the Securities and Exchange Commission. The acquisition also resulted in a one-time charge of $1.0 million during the three months ended June 30, 1998, associated with the write-off of the step-up of acquired inventory which was recorded at fair value at the date of acquisition. Additional contingent payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels through calendar 2001. During the period April 1, 1998, through December 31, 1998, contingent payments totaling $4.5 million have been earned and accrued.

     On July 1, 1998, the Company acquired 100% of the outstanding common stock of BioSignal, Inc. ("BioSignal"), a biotechnology company located in Canada. Prior to the July acquisition, the Company owned a 19% interest in BioSignal. The Company acquired the remaining 81% ownership interest for approximately $8.6 million in cash and 35,817 shares of the Company's common stock valued at $13.96 per share. Of the stock, 7,163 shares were issued at the acquisition date with the remainder to be issued at future milestone dates, if achieved. In connection with the acquisition, the Company recognized a charge of $3.44 million associated with the value assigned to acquired in-process research and development which had not reached technological feasibility and had no probable future uses. The value assigned to the acquired in-process research and development was determined by an independent appraisal, utilizing the percentage-of-completion guidance recently put forth by the Securities and Exchange Commission. The acquisition also resulted in the recognition of a $0.5 million write-up in inventory acquired, which was charged to operations during the three months ended September 30, 1998.

     On October 1, 1998, the Company obtained a controlling interest (55%) in Mobile Characterization Services LLC ("MCS"), a limited liability company that was formed to provide waste characterization services. The controlling interest was achieved through the Company's contribution of equipment to MCS, which are used to perform the characterization, as well as contributed services. The results of MCS from October 1, 1998, through December 31, 1998, are included in the accompanying consolidated statements of income
     (loss) and comprehensive income (loss).

     All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired was approximately $13.8 million (including the earned contingent payments referred to above) and has been reflected as goodwill in the accompanying consolidated balance sheets. As contingent payments are made, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 20 to 40 years from the initial acquisition dates.

     The operating results of Aquila, CCS, BioSignal and MCS have been reflected in the accompanying condensed consolidated statements of income (loss) since their dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments primarily consist of: addback of nonrecurring charges taken in connection with the acquisitions associated with in-process research and development costs and acquired inventory step-up writeoff, amortization of goodwill associated with the acquisitions, adjustments to certain historical Aquila and CCS compensation levels to be more indicative of post-acquisition levels, adjustments to reflect additional interest expense relating to the financing of the acquisitions, and adjustments to reflect the related income tax effects, if any, of the above.

                                               (Dollars in Thousands, Except Per Share Amounts)
                                                                UNAUDITED
                                                      For the years ended December 31,

                                                         1997             1998
                                                         ----             ----
      Net sales ...................................    $ 211,626       $ 245,124
      Operating profit ............................    $   9,125       $  32,444
      Net income (loss) ...........................    $ (17,525)      $   8,943
      Basic income (loss) per share ...............    $   (1.29)      $    0.98

13.  Sale of Product Line:

     In December, 1998, the Company sold Packard's gas generation product line, realizing a net pre-tax gain of approximately $10.8 million. Such gain is reflected as an unusual item in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

14.  Subsequent Event - Harwell Instruments, Ltd. Acquisition:

     On January 7, 1999, the Company acquired Harwell Instruments from AEA Technologies plc, located in the United Kingdom. The Company formed a new subsidiary called Harwell Instruments, Ltd. ("Harwell"), which executed the acquisition. Harwell manufactures and distributes nuclear instrumentation used in waste assay, safeguards and decommissioning and decontamination. The Company paid 5.6 million British pounds sterling (approximately $9.2 million, including acquisition costs, based upon foreign exchange rate in effect at time of acquisition) to acquire Harwell and may make additional payments based on actual net assets acquired.

15.  Subsequent Event - Tennelec/nucleus, Inc. Acquisition:

     On March 4, 1999, the Company signed an agreement to purchase the net operating assets of Tennelec/Nucleus, Inc. ("TNI") and formed a new subsidiary, Tennelec, Inc., to effect the purchase. TNI manufactures and distributes nuclear instrumentation and high-purity germanium crystals. The Company will pay approximately $9.3 million, subject to adjustment, for the actual net operating assets received. The acquisition is expected to become effective March 31, 1999.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable; there was no change in or disagreements with the Company's independent public accountants.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Executive Officers and Directors

     The following table sets forth information concerning the executive officers and directors of the Company:

     Name                                     Age                              Position
     ----                                     ---                              --------
     Emery G. Olcott.....................     60      Chairman of the Board, Chief Executive Officer and President
     Richard T. McKernan.................     61      Senior Vice President and Director of the Company and President, Packard
     George Serrano......................     53      Vice President and Director of the Company and President, Canberra
     Ben D. Kaplan.......................     41      Vice President and Chief Financial Officer
     Timothy O. White, Jr. ..............     31      General Counsel and Secretary
     Robert F. End.......................     43      Director
     Bradley J. Hoecker..................     37      Director
     Alexis P. Michas....................     41      Director
     Peter P. Tong.......................     57      Director

     The directors are appointed to serve in such positions until such time as the Board elects and qualifies their successors.

     Emery G. Olcott is the Chief Executive Officer and President of the Company, positions he has held for at least five years. He also became Chairman of the Board effective as of the Recapitalization closing. Mr. Olcott co-founded the Company in 1965. Mr. Olcott is the Chairman of the Board of Directors of Yankee Energy System, Inc., a gas distribution company.

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

     Timothy O. White, Jr. is General Counsel and Secretary of the Company, a position he has held since May 1998. From September 1995 to May 1998, Mr. White was an associate at the law firm of Jacobs Chase Frick Kleinkopf & Kelley LLC. Prior to that time, Mr. White was an associate at the law firm of Ballard Spahr Andrew & Ingersol.

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

     Bradley J. Hoecker is a Partner of Stonington I and Stonington II, positions that he has held since 1997. Prior to his election as a Partner, Mr. Hoecker served as a Principal of Stonington I since its formation in 1993. Mr. Hoecker is also a Director of Merisel, Inc. and several privately-held corporations.

     Alexis P. Michas is a Managing Partner and a Director of Stonington I, a position he has held since 1993, and is also a Managing Partner and a Director of Stonington II, a position he has held since 1994. Mr. Michas has also been a Director of MLCP since 1989. Mr. Michas is also a Director of Blue Bird Corporation, Borg-Warner Automotive, Inc., Borg-Warner Security Corporation, Dictaphone Corporation, Goss Graphic Systems, Inc. and several privately held corporations.

     Peter P. Tong served as the Co-President of Marquette Electronics, Inc., a manufacturer of medical equipment, from January 1996 to May 1996. From 1991 to 1996, he served as President, Chairman and Chief Executive Officer of E for M Corporation, also a manufacturer of medical equipment. Since May 1996, Mr. Tong has been self-employed as a private investor. Mr. Tong is also a director of Dictaphone Corporation and several privately held corporations.

ITEM 11: EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to its Chief Executive Officer and to each of its four most highly-compensated executive officers (other than the Chief Executive Officer) whose total compensation exceeded $100,000 during the last fiscal year, for the year ended December 31, 1998:

                                                         Summary Compensation Table


                                                                                             Long-term
                                                             Annual Compensation            Compensation
                                                             -------------------            ------------     All Other
             Name and Principal Position            Year        Salary           Bonus       Securities    Compensation
             ---------------------------            ----        ------           -----       Underlying    ------------
                                                                                               Options       (1)(2)(3)
                                                                                               -------       ---------
                                                                  ($)             ($)            (#)            ($)
Emery G. Olcott, Chairman of the Board,
 Chief Executive
 Officer and President .........................    1998      $  355,385      $  375,000           --       $   18,000
                                                    1997      $  348,340      $  135,000      140,000       $2,197,128
                                                    1996      $  358,752      $  330,000       30,000       $   51,448
Richard T. McKernan, President,
   Packard .....................................    1998      $  266,058      $  200,000           --       $    8,000
                                                    1997      $  251,656      $   65,200      140,000       $1,207,328
                                                    1996      $  241,539      $  145,000       50,000       $   18,805
George Serrano, President,
   Canberra ....................................    1998      $  167,308      $  150,000           --       $    8,000
                                                    1997      $  161,153      $   70,000       75,000       $  163,066
                                                    1996      $  158,848      $   94,000       25,000       $   10,287
Ben D. Kaplan, Vice President and
 Chief Financial Officer (4)
                                                    1998      $  197,308      $  140,000           --       $    8,000
                                                    1997      $  172,004      $   60,000      100,000       $  144,750
Staf van Cauter, Vice President,
   Packard .....................................    1998      $  185,866      $   52,000           --       $    8,000
                                                    1997      $  167,044      $   27,000       30,000       $   28,000
                                                    1996      $  173,312      $   38,500       20,000       $    7,389
Orren K. Tench, Jr., Vice President and
   General Manager, Canberra ...................    1998      $  126,039      $   97,000           --       $    8,000
                                                    1997      $  145,262      $   50,000       30,000       $  281,462
                                                    1996      $  139,539      $   60,000           --       $    9,037

-----------
(1) The 1998 amounts consist of payments made for personal tax services rendered by the Company's income tax advisors ($10,000 for Mr. Olcottt) and company contributions made pursuant to the Company's defined contribution plan in the amount of $8,000 for each individual listed.

(2) 1997 amounts consist of payments made upon the termination of the Company's supplemental executive retirement plan ("SERP") (Messrs. Olcott, McKernan and Tench received $1,369,726, $799,927 and $246,700, respectively), special bonuses for efforts expended in connection with the Recapitalization transaction ($255,000, $250,000, $115,000, $140,000 and
     $20,000 for Messrs. Olcott, McKernan, Serrano, Kaplan and van Cauter, respectively), Company contributions made pursuant to the Company's defined contribution plan ($8,000 each for Messrs. Olcott, McKernan, Serrano, Tench and van Cauter and $4,750 for Mr. Kaplan), payments made for premiums and liquidation of cash surrender values of split-dollar life insurance policies ($523,822, $146,601, $37,266 and $25,762 for Messrs. Olcott,
     McKernan, Serrano and Tench, respectively) and payments made for personal tax consultation services rendered by the Company's income tax advisors ($40,580, $2,800, $2,800 and $1,000 for Messrs.Olcott, McKernan, Serrano and Tench, respectively).

(3) 1996 amounts consist of split-dollar premiums in the amount of $44,059, $11,416, $2,898 and $1,648 paid by the Company on behalf of Messrs. Olcott, McKernan, Serrano and Tench, respectively, and Company contributions made pursuant to the Company's defined contribution plans in the amount of $7,389 for each of Messrs. Olcott, McKernan, Serrano, van Cauter and Tench.

(4) Mr. Kaplan commenced employment with the Company in February 1997 and, as such, there was no 1996 compensation.

                      Option/SAR Grants in Last Fiscal Year

     There were no options/SARs granted to the named executive officers during the year ended December 31, 1998.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                  and Option/SAR Values as of December 31, 1998

                                                                               Number of
                                                                         Securities Underlying            Value of Unexercised
                                                                       Unexercised Options/sars         In-the-money Options/sars
                                                                        At Fiscal Year End (#)          At Fiscal Year End ($)(1)
                                                                        ----------------------          -------------------------
                                           Shares
                                        Acquired On       Value
                  Name                  Exercise (#)  Realized ($)   Exercisable     Unexercisable    Exercisable     Unexercisable
                  ----                  ------------  ------------   -----------     -------------    -----------     -------------
   Emery G. Olcott.................          0           $   0          173,000           27,000       $1,166,355        $152,145
   Richard T. McKernan.............          0           $   0          173,000           27,000       $1,156,695        $152,145
   George Serrano..................          0           $   0          109,000           18,000       $  850,585        $101,430
   Ben D. Kaplan...................          0           $   0           40,000           60,000       $  225,400        $338,100
   Staf van Cauter.................          0           $   0           49,000           15,000       $  499,935        $ 84,525
   Orren K. Tench, Jr..............          0           $   0           24,000            6,000       $   85,240        $ 33,810

-----------
(1) The value of unexercised in-the-money options at year end was determined based upon the fair value of the Company's common stock, as determined by an independent appraisal, which is $16.76 per share as of December 31, 1998.

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

     The employment agreements with Messrs. Olcott, McKernan, Serrano, Kaplan, van Cauter and Tench (each, an "Executive") supersede any other agreement between any of them and the Company concerning their employment. Mr. Olcott serves as Chairman of the Board, Chief Executive Officer and President of the Company; Mr. McKernan serves as Senior Vice President and a Director of the Company, and as President of Packard; Mr. Serrano serves as Vice President, Secretary and a Director of the Company, and as President of Canberra; Mr. Kaplan serves as Vice President and Chief Financial Officer; Mr. van Cauter serves as Vice President of Packard, or in such other capacity as may be assigned to him by the Chief Executive Officer of the Company or the President of Packard; and Mr. Tench serves as a Vice President of the Company and General Manager of its Detector Products Division. Each of the employment agreements provides for an initial employment term of three years, except for an initial employment term of two years in the case of Mr. van Cauter. Under each employment agreement, the initial employment term will be automatically extended for additional 13-month terms on the first day of the calendar month following each anniversary of the date of the employment agreements, beginning on the second anniversary of the date of the employment agreements (the first anniversary in the case of Mr. van Cauter), unless affirmatively terminated by the Company. There is an agreed-upon annual base salary for each executive, with annual increases no less than the increase in the U.S. Consumer Price Index - All Urban Consumers. Each Executive is also eligible to receive an annual cash bonus determined in accordance with the terms of the Company's annual bonus incentive plans then in effect.

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

     New Options to purchase up to 952,840 shares of Common Stock at an exercise price equal to $11.125 per share (the "Incentive Options") are permitted to be granted under the Plan. The Incentive Options vest ratably and become exercisable per year on each of the first through fifth anniversaries of the date of grant, provided that the Eligible Participant continues to be employed by the Company or a subsidiary of the Company. In addition, New Options to purchase up to 278,052 shares of Common Stock at an exercise price equal to $13.625 per share (the "Performance Options") are permitted to be granted under the Plan. All of the Performance Options will be vested and fully exercisable immediately upon the date of grant. In the event of an Extraordinary Transaction (as defined in the Plan) of the Company prior to the fifth anniversary of the date of grant of an Incentive Option, all outstanding Incentive Options will become fully vested upon consummation of the Extraordinary Transaction. The Company granted 208,500 Incentive Options and 5,000 Performance Options during 1997.

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

Compensation Committee Interlocks and Insider Participation

     During 1998, the Compensation Committee consisted of Mr. Olcott, Alexis P. Michas and Robert F. End. Executive compensation is determined in accordance with existing employment agreements and related amendments thereto.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock of the Company as of December 31, 1998, by (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company and (ii) each director, each executive officer and all directors and officers as a group. Except as set forth in the footnotes to the table, each stockholder listed below has informed the Company that such stockholder has sole voting and investment power with respect to the shares of Common Stock of the Company beneficially owned by such stockholder.

                                                                                                 Shares of Company
                                                                                                   Common Stock
                                                                                              Beneficially Owned (a)
                                        Name and Address*                                     ----------------------
                                       of Beneficial Owner                                  Number           Percent (b)
                                       -------------------                                  ------           -----------
        Stonington Capital Appreciation 1994 Fund, L.P. ("The Fund") (c)...........        6,404,496             62.1%
        Emery G. Olcott (d)........................................................          513,842              5.0%
        Richard T. McKernan (e)....................................................          316,904              3.1%
        George Serrano (f).........................................................          186,900              1.8%
        Ben D. Kaplan (g)..........................................................           44,000                **
        Timothy O. White, Jr. (h)..................................................           28,100                **
        Robert F. End (i)..........................................................                0                --
        Bradley J. Hoecker (i) ....................................................                0                --
        Alexis P. Michas (i).......................................................                0                --
        Peter P. Tong (j)..........................................................           26,470                **
        Directors and Executive Officers as a group (10 persons) (i)(k)............        1,116,216            10.82%

-----------
* The address of all Company management and Peter P. Tong is: 800 Research Parkway, Meriden, Connecticut 06450. Refer to (c) below for additional address information.

**   Signifies less than 1%.

(a) The figures assume exercise by only the stockholder or group named in each row of all options for the purchase of Common Stock held by such stockholder or group which were exercisable by March 1, 1999.

(b) Figures are based upon 9,150,195 shares of Common Stock outstanding as of December 31, 1998.

(c) The Fund is the record holder of 6,179,778 shares of Common Stock. The Fund also controls, but disclaims beneficial ownership of, an additional 224,718 shares purchased by two institutional investors pursuant to the Stockholders' Agreement. The Fund is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington Partners, L.P. ("SPLP"). SPLP, a Delaware limited partnership, is the general partner of the Fund, with a 1% economic interest in the Fund. Except for such economic interest, SPLP disclaims beneficial ownership of the shares set forth above. Stonington II is the general partner of SPLP with a 1% economic interest in SPLP. Except for such economic interests, Stonington II disclaims beneficial ownership of the shares set forth above.

     Pursuant to a management agreement with the Fund, Stonington has full discretionary authority with respect to the investments of the Fund, including the authority to make and dispose of such investments. Furthermore, Stonington has a 7.4% economic interest in SPLP. Stonington disclaims beneficial ownership of the shares set forth above. The address for each of the entities listed in this footnote, as well as Stonington management included in the table above, is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, NY 10153.

(d) Includes shares held by Mr. Olcott's spouse and mother. Includes 173,000 shares subject to options which were exercisable by March 1, 1999. Mr. Olcott's address is c/o Packard BioScience Company, 800 Research Parkway, Meriden, Connecticut 06450.

(e)  Includes  shares  held by Mr.  McKernan's  spouse and the  McKernan  Family
     Partnership.   Includes  173,000  shares  subject  to  options  which  were exercisable by March 1, 1999.

(f) Includes 109,000 shares subject to options which were exercisable by March 1, 1999.

(g) Includes 40,000 shares subject to options which were exercisable by March 1, 1999.

(h) Includes shares held by Mr. White's wife, children and trust to which Mr. White is beneficiary. Includes 1,000 shares subject to options which were exercisable by March 1, 1999.

(i) Excludes shares held by the Fund of which Mr. End, Mr. Hoecker and Mr. Michas may be deemed to be beneficial owners as a result of their ownership of stock in, and membership on the Boards of Directors of, Stonington and Stonington II, but they disclaim such beneficial ownership.

(j) Includes 4,000 shares subject to options which were exercisable by March 1, 1999.

(k) Includes shares held by certain family members, trusts and similar entities. Includes 722,800 shares subject to options which were exercisable by March 1, 1999.

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

Other Related Party Transactions

     Prior to the Recapitalization, Compagnie Oris Industrie, S.A. ("Oris") owned 30.7% of the outstanding Common Stock of the Company. Oris sold all of its shares of Common Stock pursuant to the Recapitalization and does not own any Common Stock of the Company. In 1996, Packard entered into an agreement with CIS bio international ("CIS"), an affiliate of Oris, pursuant to which Packard agreed to become the exclusive worldwide manufacturer of the KRYPTOR system for CIS. The agreement terminates on December 31, 2002, but may be extended upon agreement of the parties. In 1995, Packard entered into another agreement with CIS pursuant to which Packard obtained a 10-year license to certain HTRF(TM) technology owned by CIS. Packard agreed to pay CIS $700,000 plus specified annual royalties. CIS may cancel the license or make it nonexclusive if certain targets are not met. CIS may also cancel the license if the Company is controlled by a competitor of CIS. The Company had revenues from CIS of approximately $1,065,000 and $4,968,000 for 1996 and 1997, respectively, and CIS reimbursed the Company for certain R&D expenses in the amounts of $1,536,000 and $236,000 for 1996 and 1997, respectively. The Company also had a non-interest bearing, trade receivable from CIS of approximately $1,061,000 at December 31, 1996.

     Stonington Partners, L.P. received a structuring fee and reimbursement for certain out-of-pocket expenses totaling $2.6 million in the aggregate.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K:

     1.   Financial Statements.

          Report on Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 1997 and 1998

          Consolidated  Statements  of Income  (Loss) and  Comprehensive  Income
          (Loss) for the Years Ended December 31, 1996, 1997 and 1998

          Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1996, 1997 and 1998

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998

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

   Exhibit No.                   Description
   -----------                   -----------

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

     3.2            By-Laws of the Company (3.2)

     4.1 Indenture, dated as of March 4, 1997, between the Company and The Bank of New York, as Trustee (4.1)

     4.2            Form of 9 3/8% Senior Subordinated Notes due 2007 (4.2)

     4.3            Form of 9 3/8% Senior  Subordinated Notes due 2007, Series B
                    (4.3)

     4.4 Credit Agreement, dated as of March 4, 1997, by and among the Company, the Subsidiary Borrowers from time to time party thereto, the several banks and other financial institutions or entities from time to time party thereto, Canadian Imperial Bank of Commerce, as documentation agent, BancAmerica Securities, Inc. and CIBC Wood Gundy Securities Corp., each as a co-arranger and a co-syndication agent, and Bank of America National Trust and Savings Association, as administrative agent (4.4)

     4.5 Waiver and First Amendment, dated as of November 25, 1997, to the Credit Agreement (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997)

   Exhibit No.                        Description
   -----------                        -----------

     4.6 Waiver to Credit Agreement and Guarantee and Collateral Agreement, dated as of February 11, 1998 (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997)

     4.7 Waiver and Second Amendment, dated as of May 27, 1998, to the Credit Agreement*

     4.8            Waiver,  dated  as of  November  13,  1998,  to  the  Credit
                    Agreement*

     10.1           Management Stock Incentive Plan (10.5)

     10.2           Stock Option Plan of 1971 (10.6)

     10.3 Stockholders' Agreement, dated as of March 4, 1997, by and among the Company, Merrill Lynch KECALP L.P. 1994, KECALP Inc., the Management Investors listed in Schedule 1 thereto, the Non-Management Investors listed in Schedule 2 thereto and Stonington Capital Appreciation 1994 Fund, L.P. (10.7)

     10.4 Amendment No. 1 to Stockholders' Agreement; Amendment No. 1, dated as of June 2, 1997, to the Stockholders' Agreement, dated as of March 4, 1997 (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997)

     10.5 Employment Agreement, dated as of March 4, 1997, by and between the Company and Emery G. Olcott (10.3)

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

     10.11 First Amendment to Employment Agreement by and between the Company and Ben D. Kaplan*

     21             List of subsidiaries of the Company*

     27             Financial Data Schedule*

----------
*Filed herewith.

(b)  Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 19, 1999.

                                          PACKARD BIOSCIENCE COMPANY

Date:  March 19, 1999                By:          /s/ EMERY G. OLCOTT
                                       ----------------------------------------
                                                    Emery G. Olcott
                                             Chairman of the Board, Chief
                                            Executive Officer and President

Date:  March 19, 1999                By:           /s/ BEN D. KAPLAN
                                       ----------------------------------------
                                                     Ben D. Kaplan
                                               Vice President and Chief
                                                   Financial Officer

Date:  March 19, 1999                By:           /s/ DAVID M. DEAN
                                       ----------------------------------------
                                                     David M. Dean
                                                 Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 19, 1999                By:          /s/ RICHARD T. MCKERNAN
                                       ----------------------------------------
                                                  Richard T. McKernan
                                          Senior Vice President and Director
                                                  President, Packard

Date:  March 19, 1999                By:           /s/ GEORGE SERRANO
                                       ----------------------------------------
                                                    George Serrano
                                        Vice President, Secretary and Director
                                                  President, Canberra

Date:  March 19, 1999                By:           /s/ ROBERT F. END
                                       ----------------------------------------
                                                     Robert F. End
                                                       Director

Date:  March 19, 1999                By:           /s/ BRADLEY J. HOECKER
                                       ----------------------------------------
                                                  Bradley J. Hoecker
                                                       Director

Date:  March 19, 1999                By:           /s/ ALEXIS P. MICHAS
                                       ----------------------------------------
                                                   Alexis P. Michas
                                                       Director

Date:  March 19, 1999                By:           /s/ PETER P. TONG
                                       ----------------------------------------
                                                     Peter P. Tong
                                                       Director

     No annual report or proxy material has been sent to the Company's security holders.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE

To Packard BioScience Company:

     We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Packard BioScience Company and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998, included in this Form 10-K, and have issued our report thereon dated February 23, 1999, except for Footnote 15 for which the date is March 4, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page 55 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 23, 1999

                                   SCHEDULE II

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1998

                           Column A                         Column B               Column C                Column D        Column E
                           --------                         --------               --------                --------        --------

                                                           Balance At     Charged to      Charged to                        Balance
                                                           Beginning       Costs and        Other                          At End of
                         Description                       of Period       Expenses        Accounts       Deductions        Period
                         -----------                       ---------       --------        --------       ----------        ------
For the year ended December 31, 1996:
  Reserves which are deducted in the balance
  sheet from assets to which they apply -
    Reserves for uncollectible amounts ...............      $421,363       $100,113             --          $ 46,138       $475,338
                                                            ========                                                       ========

For the year ended December 31, 1997:
  Reserves which are deducted in the balance
  sheet from assets to which they apply -
    Reserves for uncollectible amounts ...............      $475,338       $165,898       $ 40,000(a)       $ 98,740       $582,496
                                                            ========                                                       ========

For the year ended December 31, 1998:
  Reserves which are deducted in the balance
  sheet from assets to which they apply -
    Reserves for uncollectible amounts ...............      $582,496       $337,879       $ 20,315(a)       $305,536       $635,154
                                                            ========                                                       ========

(a)  Represents recorded reserves at dates of acquisition.