Form 10-Q
period 1999-03-31
PACKARD BIOSCIENCE CO
filed 1999-05-14
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Shares of Common Stock Outstanding at May 12, 1999:
         9,151,395

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                      INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

          Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 1999 and 1998

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 and DECEMBER 31, 1998
                             (Dollars in thousands)

                       ASSETS                           March 31,   December 31,
                                                           1999         1998
                                                        ---------    ---------
CURRENT ASSETS:
      Cash and cash equivalents                         $  15,296    $   7,929
      Accounts receivable, net                             43,409       48,218
      Inventories, net                                     35,352       30,633
      Deferred income taxes                                 4,607        4,423
      Other current assets                                  4,820        6,268
                                                        ---------    ---------

                 Total current assets                     103,484       97,471
                                                        ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at cost                     45,181       43,469
      Less - accumulated depreciation                     (18,745)     (17,902)
                                                        ---------    ---------
                                                           26,436       25,567
                                                        ---------    ---------
OTHER ASSETS:
      Goodwill, net                                        28,725       24,030
      Deferred financing costs, net                         7,959        8,346
      Other                                                13,053       13,720
                                                        ---------    ---------
                                                           49,737       46,096
                                                        ---------    ---------
TOTAL ASSETS                                            $ 179,657    $ 169,134
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable                                     $   2,902    $   3,221
      Current portion of long-term obligations              1,817        3,496
      Accounts payable and accrued liabilities             38,064       53,635
      Deferred income                                      12,073       12,372
                                                        ---------    ---------
                 Total current liabilities                 54,856       72,724
                                                        ---------    ---------
LONG-TERM OBLIGATIONS, net of current portion:
      Notes and other long-term obligations                 6,081        9,564
      Term loan and credit facility                        69,806       37,365
      Senior subordinated notes                           150,000      150,000
                                                        ---------    ---------
                 Total long-term obligations, net         225,887      196,929
                                                        ---------    ---------
DEFERRED INCOME TAXES                                       5,090        5,489
                                                        ---------    ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN EQUITY OF
   SUBSIDIARY                                               2,305        2,555
                                                        ---------    ---------
STOCKHOLDERS' DEFICIT:
       Cumulative translation adjustment                      707        1,448
                                                        ---------    ---------
       Accumulated other comprehensive income                 707        1,448
       Common stock                                           137          137
       Deficit                                             (8,623)     (10,012)
                                                        ---------    ---------
                                                           (7,779)      (8,427)
       Less: Treasury stock, at cost                      (99,943)     (99,341)
                Deferred compensation                        (759)        (795)
                                                        ---------    ---------
                    Total stockholders' deficit          (108,481)    (108,563)
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIT                                              $ 179,657    $ 169,134
                                                        =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------

NET SALES                                           $    58,705     $    48,556

COST OF SALES                                            29,642          22,842
                                                    -----------     -----------

GROSS PROFIT                                             29,063          25,714

RESEARCH AND DEVELOPMENT EXPENSES                         7,275           6,895

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                              14,285          11,390

ACQUIRED IN-PROCESS RESEARCH AND
   DEVELOPMENT CHARGES (Note 3)                              --           2,680
                                                    -----------     -----------

OPERATING PROFIT                                          7,503           4,749

INTEREST EXPENSE, NET                                    (5,266)         (4,927)

REALIZED INVESTMENT GAINS                                    --           2,173
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                                2,237           1,995

PROVISION FOR  INCOME TAXES                               1,063             773
                                                    -----------     -----------

NET INCOME                                          $     1,174     $     1,222
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, EXCLUDING COMMON
   SHARE EQUIVALENTS (SEE NOTE 4)                     9,150,795       9,037,455
                                                    ===========     ===========
BASIC EARNINGS PER SHARE                            $      0.13     $      0.14
                                                    ===========     ===========
DILUTED EARNINGS PER SHARE                          $      0.12     $      0.13
                                                    ===========     ===========
Net income                                          $     1,174     $     1,222
Other comprehensive loss:
   Unrealized investment loss, net                           --            (548)
   Foreign currency translation adjustments                (741)           (477)
                                                    -----------     -----------
Other comprehensive loss                                   (741)         (1,025)
                                                    -----------     -----------
Comprehensive Income                                $       433     $       197
                                                    ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in thousands)

                                                           For the Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               1999        1998
                                                             --------    --------
CASH FLOWS (USED FOR) FROM OPERATING
   ACTIVITIES:
       Net income                                            $  1,174    $  1,222
       Adjustments to reconcile net income to net cash
         from (used for) operating activities:
           Depreciation and amortization of intangibles         2,450       2,476
           Amortization of deferred financing costs               386         386
           Acquired in-process research and development
               charges                                             --       2,680
           Realized investment gains                               --      (2,173)
           Minority interest in net loss of subsidiary           (250)         --
           Other non-cash charges, net                            (53)       (151)
           Changes in operating assets and liabilities         (6,725)      1,352
                                                             --------    --------
               Net cash used for operating activities          (3,018)      5,792
                                                             --------    --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisitions of businesses, net of cash acquired       (17,310)     (4,021)
       Investments in equity securities and ventures               --         (64)
       Proceeds from sale of investments                           --       2,750
       Capital expenditures, net                               (2,458)       (656)
       Product lines, patent rights and licenses acquired         (54)     (2,850)
                                                             --------    --------
               Net cash used for investing activities         (19,822)     (4,841)
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings under long-term obligations                  33,250      11,000
       Repayments of long-term obligations                     (2,097)    (10,375)
       Proceeds from exercise of stock options                     13           2
       Sale of stock                                               --         111
                                                             --------    --------
              Net cash from investing activities               31,166         738
                                                             --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (959)       (412)
                                                             --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       7,367       1,277
CASH AND CASH EQUIVALENTS, beginning of period                  7,929      10,575
                                                             --------    --------
CASH AND CASH EQUIVALENTS, end of period                     $ 15,296    $ 11,852
                                                             ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The condensed consolidated financial statements and related notes included herein have been prepared by Packard BioScience Company (the "Company") without audit, except for the December 31, 1998, condensed consolidated balance sheet which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Company's 1998 Form 10-K"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which normally accompany financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying condensed consolidated financial statements, as permitted by the Securities and Exchange Commission's rules and regulations. The Company believes that the accompanying disclosures and notes are adequate to make the financial statements not misleading. Such financial statements reflect all adjustments which are normal and recurring and, in the opinion of management, necessary for a fair presentation of the results of operations and financial position of the Company for the periods reported herein. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K.


Note 1.  Basis of  Presentation and Significant Accounting Policies:

General -

The accompanying financial statements have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the Company's 1998 Form 10-K. The Company's practices of recognizing assets, liabilities, revenues, expenses and other transactions which impact the accompanying financial information are consistent with such note.

New Accounting Standard -

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a component of comprehensive income. SFAS No. 133 is effective for the Company commencing January 1, 2000. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position.


Note 2.  Inventories:

Inventories consisted of the following at March 31, 1999, and December 31, 1998 (in thousands):

                                   March 31, 1999    December 31, 1998
                                   --------------    -----------------

Raw materials and parts               $ 15,824           $ 15,963
Work in process                          5,040              4,189
Finished goods                          18,520             14,210
                                      --------           --------
                                        39,384             34,362
Excess and obsolete reserves            (4,032)            (3,729)
                                      --------           --------
                                      $ 35,352           $ 30,633
                                      ========           ========

Note 3.  Acquisitions:

On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS"), a developer, manufacturer and distributor of high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company issued 108,883 common shares of the Company (valued at $13.96 per share) and paid $6.3 million in cash, including costs incurred in connection with the acquisition. The acquisition resulted in a charge of $2.68 million during the three months ended March 31, 1998, to write off the value assigned to acquired in-process research and development which had not reached technological feasibility and had no probable alternative future uses. In addition, the acquisition resulted in a one-time charge of $1.0 million during the three months ended June 30, 1998, associated with the writeoff of the step-up in acquired inventory which was recorded at fair value at the date of acquisition. Additional contingent payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels through calendar 2001. During the period since acquisition through December 31, 1998, an additional $4.5 million of such contingent payments have been earned and reflected in the accompanying condensed consolidated financial statements.

On July 7, 1998, the Company acquired 100% of the outstanding common stock of BioSignal, Inc. ("BioSignal"), a biotechnology company located in Canada. Prior to the July acquisition, the Company owned a 19% interest in BioSignal. The Company acquired the remaining 81% ownership interest for approximately $8.6 million in cash and 7,163 shares of the Company's common stock valued at $100,000. In connection with the acquisition, the Company recognized a charge of $3.44 million in July 1998 to write off the value assigned to acquired in-process research and development. In addition, the acquisition resulted in the recognition of a $0.5 million writeoff of the step-up in inventory acquired, which was charged to operations during the three months ended September 30, 1998.

On January 7, 1999, the Company acquired Harwell Instruments from AEA Technologies plc, located in the United Kingdom. A new subsidiary called Harwell Instruments, Ltd. ("Harwell") was formed to execute the acquisition. Harwell manufactures and distributes nuclear instrumentation used in waste assay, safeguards, and decommissioning and decontamination. The Company paid 6.0 million British pounds sterling (approximately $10.0 million, including acquisition costs, based upon foreign exchange rates in effect at time of acquisition) to acquire Harwell.

All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired has been reflected as goodwill in the accompanying condensed consolidated balance sheets. Gross goodwill totals approximately $29.9 million as of March 31, 1999, including goodwill resulting from the Company's 1997 acquisitions of Aquila Technologies Group, Inc. and the minority ownership in the Company's Japanese subsidiary, Packard Japan KK. The goodwill amount includes contingent payments earned through December 31, 1998, and will increase to the extent future contingent payments are earned. The goodwill is being amortized on a straight-line basis over 20 to 40 years from the initial acquisition dates.

The operating results of CCS, BioSignal and Harwell have been reflected in the accompanying condensed consolidated statements of income since their dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments primarily consist of: addback of nonrecurring charges taken in connection with the acquisitions associated with in-process research and development costs and acquired inventory step-up writeoff, amortization of goodwill associated with the acquisitions, adjustments to certain historical compensation and personnel levels to be more indicative of post-acquisition levels, adjustments to reflect additional interest expense relating to the financing of the acquisitions, and adjustments to reflect the related income tax effects, if any, of the above.

                               (Dollars in thousands, except per share amounts)
                                            For the Three Months
                                               Ended March 31,
                                      1999                        1998
                                      ----                        ----

     Net sales                       $58,705                    $55,961

     Operating profit                $ 7,503                    $ 8,723

     Net income                      $ 1,174                    $ 4,403*

     Basic earnings per share        $  0.13                    $  0.47


     *Includes realized investment gain of $2,173.

Note 4.  Earnings Per Share:

Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is not anti-dilutive. Basic and diluted weighted average shares outstanding during the three months ended March 31, 1999 and 1998 are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                         1999          1998
                                                      ---------     ---------

     Basic weighted average shares outstanding        9,150,795     9,037,445

     Dilutive effect of outstanding stock options       427,756       315,329
                                                      ---------     ---------

     Diluted weighted average shares outstanding      9,578,551     9,352,774
                                                      =========     =========

Note 5.  Subsequent Event:

On April 1, 1999, the Company acquired the net operating assets of Tennelec/Nucleus, Inc. and formed a new subsidiary, Tennelec, Inc. ("Tennelec") to effect the purchase. Tennelec manufactures and distributes nuclear instrumentation and high-purity germanium crystals. The Company paid $9.5 million, subject to adjustment, for the net operating assets received. Tennelec will be included in the Company's consolidated operating results and financial position subsequent to April 1, 1999.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This report contains statements which constitute "forward-looking" statements and are prospective. In addition, the Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance and statements of managements' plans and objectives. These forward-looking statements may be contained in, among other things, filings with the Securities and Exchange Commission and press releases made by the Company, and oral and written statements made by officers of the Company. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) loss of market share through competition; (2) dependence on customers' capital spending policies and government funding; (3) limited supply of key raw materials; (4) reliance on, and ability to protect, key patents and intellectual property; (5) complexity and technological feasibility of research and development and new product introductions; (6) decline in utilization of products and technology;
(7) stability of economies overseas and fluctuating foreign currencies; (8) changes in environmental laws and regulations; (9) loss of key employees; (10) the factors incorporated under the subheading "Year 2000" below; and (11) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. As a result, there can be no assurances that the forward-looking statements will be achieved.

General

The Company is a leading developer, manufacturer and marketer of analytical instruments and related products and services for use in the drug discovery and molecular biology segments of the life sciences industry and in nuclear research, safeguarding and environmental remediation. Through Packard Instrument Company, Inc. and several other wholly owned subsidiaries (collectively, "Packard"), the Company supplies bioanalytical instruments, and related biochemical supplies and services, to the drug discovery, genomics and molecular biology markets, and through certain divisions and wholly owned subsidiaries comprising Canberra Industries ("Canberra"), the Company manufactures analytical instruments used to detect, identify and quantify radioactive materials for the nuclear industry and related markets.

Results of Operations (dollars in millions)

                                                  Three Months Ended
                                                       March 31,
                                                                     % Inc.
                                             1999        1998        (Dec.)
                                            -----       -----        -----
     Total revenues:
       Packard                              $38.2       $29.7         28.5%
       Canberra                              20.5        18.9          8.9%
                                            -----       -----        -----
                                             58.7        48.6         20.9%
                                            -----       -----        -----
     Gross profit:
       Packard                               20.8        16.2         28.1%
       Canberra                               8.3         9.5        (12.6%)
                                            -----       -----        -----

                                             29.1        25.7         13.0%
                                            -----       -----        -----
     Operating expenses:
       Research and development               7.3         6.9          5.5%
       Selling, general and
         administrative                      14.3        11.4         25.4%
       In-process research &
         development charges                   --         2.7          N/A
                                            -----       -----        -----
     Operating profit                         7.5         4.7         58.0%
     Interest expense, net                   (5.3)       (4.9)         6.9%
     Realized investment gains                 --         2.2          N/A
                                            -----       -----        -----
     Income before income taxes               2.2         2.0         12.1%
     Provision for income taxes               1.0         0.8         25.0%
                                            -----       -----        -----
     Net income                             $ 1.2       $ 1.2         (3.9%)
                                            =====       =====        =====

Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $0.6 million lower during the three months ended March 31, 1999. The accompanying results of operations reflect the Company's acquisitions during 1999 and 1998 since the dates such companies were acquired. The acquired companies and their acquisition dates are as follows: Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS") - March 31, 1998; BioSignal Inc. ("BioSignal") - July 1, 1998; and Harwell Instruments, Ltd. ("Harwell") - January 1, 1999. Refer to Note 3 to the accompanying condensed consolidated financial statements included in Item 1 of this Form 10-Q for pro-forma results reflecting the above-mentioned acquisitions.

Packard's revenues increased approximately $8.5 million in the three months ended March 31, 1999, in comparison with the prior-year period. The increase was due to (1) the inclusion of CCS and BioSignal in 1999, contributing total third-party sales (excluding intercompany) of $4.6 million, on a combined basis; and (2) increased sales at all overseas distribution operations, particularly Japan, France and the U.K., which, on a combined basis, contributed increased sales totaling $3.2 million. The weaker U.S. dollar caused Packard's revenues during the three months ended March 31, 1999, to be $0.6 million higher than they would have been had exchange rates been the same as the comparable 1998 period.

Canberra's increased revenues in 1999 are due to (1) the inclusion of Harwell in 1999 which added $2.4 million in revenues to the three-month period ended March 31, 1999; and (2) increased sales ($1.1 million) by Canberra's U.S. instrumentation manufacturing and service businesses. Such increases were partially offset by reduced revenues from Canberra's U.S. detectors operations and the Company's subsidiary, Aquila Technologies Group, Inc. ("Aquila"). The effect of exchange rate changes had a nominal effect on Canberra's sales during 1999 as compared to 1998.

The Company's gross profit increased 13.0% during the three months ended March 31, 1999, as compared to the corresponding 1998 period. This increase is attributable primarily to the acquisitions and sales growth discussed above. These increases were partially offset by lower margins (as a percentage of sales) generated at Harwell during the three months ended March 31, 1999, associated with several projects that were in process at the time of acquisition that were realizing negligible margins. In addition, the Company's mobile characterization business generated very little revenue during the first quarter of 1999, yet still incurred certain fixed operating costs, contributing to the lower gross margin percentage.

Excluding a one-time charge of $1.0 million incurred in the first quarter of 1998 associated with terminating a license agreement, research and development spending, as a percentage of net sales, was relatively consistent between 1999 and 1998 (approximately 12%). Research and development spending, in terms of total dollars, has increased in 1999 in comparison with 1998, reflecting the Company's commitment to new product development and enhancement of its existing product lines as well as the acquisitions referred to above.

Selling, general and administrative expenses increased during 1999, as compared to 1998, due primarily to the inclusion of the above-mentioned acquisitions. As a percentage of net sales, such expenses are comparable between the periods presented.

During the first quarter of 1998, the Company recorded a $2.68 million charge associated with the writeoff of in-process research and development ("R&D") acquired in connection with the Company's purchase of CCS. The charge represents that portion of the purchase price which was assigned to the acquired R&D through purchase accounting as determined utilizing guidance put forth by the Securities and Exchange Commission.

Consolidated operating profit of $7.5 million for the three months ended March 31, 1999, compares with $4.7 million during the corresponding 1998 period. Excluding the effects of the one-time charge associated with the writeoff of in-process research and development discussed above, operating profit increased $0.1 million during the three months ended March 31, 1999, when compared to the corresponding 1998 period. The operating profit growth attributable to the acquisitions discussed above was offset by unfavorable performances by certain Canberra operations, particularly Aquila, U.S. detectors and the mobile characterization business.

The increase in net interest expense during 1999 is a direct result of the increased indebtedness associated with the acquisitions of CCS, BioSignal and Harwell, partially offset by lower average interest rates during the 1999 period as compared to the 1998 period.

During the three months ended March 31, 1998, the Company realized gains totaling $2.2 million from the sale of marketable equity securities.

The Company's consolidated effective tax rate was 47.5% and 38.7% during the three months ending March 31, 1999 and 1998, respectively. The Company's average statutory effective rate (consisting of federal, state and foreign components) would be approximately 42.5%, assuming certain profit levels at the various worldwide locations and considering the tax rates in effect at the various foreign locations which the Company operates. As compared to this average statutory effective rate, the 47.5% rate in effect during the first quarter of 1999 was due primarily to (1) taxable income generated in higher tax rate countries, particularly Japan; and (2) the effect of non-deductible goodwill amortization. The 38.7% first quarter 1998 effective rate was due to (1) taxable income generated in lower tax rate countries; and (2) no provision for income taxes being provided on domestically-generated taxable income in light of the Company's net operating loss position generated in 1997.

Financial Condition - Liquidity and Capital Resources

General -

The Company expects to generate adequate cash from operations to meet most of its working capital needs as well as to provide for necessary debt service requirements during the next several years. The Company can and will borrow monies from the revolving credit facility in order to meet temporary or seasonal shortfalls which may arise in the level of cash generated from operations and to fund the contingent payments existing under certain of the Company's acquisitions. The Company expects that, should the generation of excess available operating cash flow be insufficient, it will also utilize the revolving credit facility to fund a significant portion of its strategic acquisition program and new product development initiatives, as well as a portion of capital expenditures for machinery, equipment and facility expansions, and the litigation settlement discussed below.

Operating Activities -

Operating activities used $3.0 million of cash during the three months ended March 31, 1999, compared to $5.8 million of cash generated in the comparable 1998 period. The use of cash during the first quarter of 1999, as compared to the cash generated in the comparable 1998 period, is due primarily to a significant amount of accrued obligations as of December 31, 1998, being paid out in the first quarter of 1999, including $3 million associated with a litigation settlement (refer to the Company's 1998 Form 10-K). In addition, the level of accounts receivable collection during the first quarter of 1999 was lower than that of the comparable 1998 period.

Investing Activities -

In January 1999, the Company acquired Harwell. The Company paid 6.0 million British pounds sterling (approximately $10.0 million, including acquisition costs, based upon the foreign exchange rates in effect at the time of acquisition) for the acquisition, all of which was funded through the use of the Company's available revolving credit facility.

During the first quarter of 1999, the Company paid out amounts owed under contingent payment arrangements associated with the CCS and Aquila acquisitions which were consummated in 1998 and 1997, respectively (refer to the Company's 1998 Form 10-K). The amount paid was $7.3 million which was funded through a combination of available cash and use of the revolving credit facility. Contingent payments made in connection with acquisitions are reflected as additional goodwill in the accompanying condensed consolidated balance sheets.

Significant investing activities during the first quarter of 1998 included the March 31, 1998, acquisition of CCS which was effected in exchange for $5.1 million in cash and 108,883 common shares of the Company.

This acquisition was funded through the use of the revolving credit facility. In addition, during the first quarter of 1998, the Company sold equity securities it held in a publicly-traded company, realizing proceeds totaling $2.8 million and a pre-tax gain of $2.2 million.

Financing Activities -

During the three months ended March 31, 1999, the Company borrowed under its revolving credit facility primarily for the following reasons: (1) to fund the acquisition of Harwell; (2) payment of the contingent payments required in connection with the CCS and Aquila acquisitions discussed above; (3) payment of the semi-annual interest due on the $150 million senior subordinated notes; and
(4) to fund operations as needed, including the $3 million litigation settlement payment made in January 1999 (refer to the Company's 1998 Form 10-K).

The Company's borrowings during the first quarter of 1998 were used primarily in connection with the CCS acquisition and to fund the semi-annual senior subordinated notes interest payment. Repayments of borrowings during the first quarter of 1998 were funded through cash flow generated from operations as well as proceeds from the sale of equity securities discussed above.

Backlog -

As of March 31, 1999 and 1998, the Company's gross third-party order backlog was approximately $46.7 million and $42.2 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

Year 2000

Refer to the Company's 1998 Form 10-K. There have been no significant changes or developments in the area of Year 2000 as it relates to the Company and its plans for addressing Year 2000 related issues since the filing of the Company's 1998 Form 10-K.

Subsequent Event - Acquisition

On April 1, 1999, the Company acquired the net operating assets of Tennelec/Nucleus, Inc. and formed a new subsidiary, Tennelec, Inc. ("Tennelec") to effect the purchase. Tennelec manufactures and distributes nuclear instrumentation and high-purity germanium crystals. The Company paid $9.5 million, subject to adjustment, for the net operating assets received. Tennelec will be included in the Company's consolidated operating results and financial position subsequent to April 1, 1999. The acquisition was funded through use of the Company's revolving credit facility.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION

                           PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

On April 26, 1999, an action was filed in the U.S. District Court for the Eastern District of Tennessee alleging that the Company infringed a patent owned by EG&G Instruments, Inc. by its manufacture, use and sale of certain products. The Company is currently in the process of evaluating the merits of this litigation. The Company does not believe that the action, even if meritorious, would have a material adverse impact on the financial position, results of operations or cash flows of the Company. Nevertheless, the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.           Description
              -----------           -----------

                  27              Financial data schedule pursuant to
                                  Article 5 of Regulation S-X

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on May 12, 1999.

                                             PACKARD BIOSCIENCE COMPANY


                                By:           /s/ Emery G. Olcott
                                         ---------------------------------
                                                   Emery G. Olcott
                                            Chairman of the Board, Chief
                                          Executive Officer and President


                                By:             /s/ Ben D. Kaplan
                                         ---------------------------------
                                                    Ben D. Kaplan
                                               Vice President and Chief
                                                   Financial Officer


                                By:            /s/ David M. Dean
                                         ---------------------------------
                                                   David M. Dean
                                               Corporate Controller