Form 10-Q
period 1999-06-30
PACKARD BIOSCIENCE CO
filed 1999-08-13
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


Shares of Common Stock Outstanding at August 13, 1999:
         9,152,632

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                      INDEX



PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
           June 30, 1999 and December 31, 1998                               2

           Condensed Consolidated Statements of Income and
           Comprehensive Income for the Three and Six Months
           Ended June 30, 1999 and 1998                                      3

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1999 and 1998                   4

           Notes to Condensed Consolidated Financial Statements              5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                      14


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 6.    Exhibits and Reports on Form 8-K                                 15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 and DECEMBER 31, 1998
                             (Dollars in thousands)

              ASSETS                                         June 30, 1999           December 31, 1998
              ------                                         -------------           -----------------

CURRENT ASSETS:
      Cash and cash equivalents                                 $ 11,813                  $  7,929
      Accounts receivable, net                                    49,031                    48,218
      Inventories, net                                            40,113                    30,633
      Deferred income taxes                                        4,697                     4,423
      Other current assets                                         6,340                     6,268
                                                                --------                  --------
                 Total current assets                            111,994                    97,471
                                                                --------                  --------
PROPERTY, PLANT AND EQUIPMENT, at cost                            47,670                    43,469
      Less - accumulated depreciation                            (19,688)                  (17,902)
                                                                --------                  --------
                                                                  27,982                    25,567
                                                                --------                  --------
OTHER ASSETS:
      Goodwill, net                                               33,859                    24,030
      Deferred financing costs, net                                7,573                     8,346
      Other                                                       13,508                    13,720
                                                                --------                  --------
                                                                  54,940                    46,096
                                                                --------                  --------
TOTAL ASSETS                                                    $194,916                  $169,134
                                                                ========                  ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable                                             $  3,464                  $  3,221
      Current portion of long-term obligations                     2,001                     3,496
      Accounts payable and accrued liabilities                    41,986                    53,635
      Deferred income                                             12,987                    12,372
                                                                --------                  --------
                 Total current liabilities                        60,438                    72,724
                                                                --------                  --------
LONG-TERM OBLIGATIONS, net of current portion:
      Notes and other long-term obligations                        5,578                     9,564
      Term loan and credit facility                               79,146                    37,365
      Senior subordinated notes                                  150,000                   150,000
                                                                --------                  --------
                 Total long-term obligations, net                234,724                   196,929
                                                                --------                  --------
DEFERRED INCOME TAXES                                              5,090                     5,489
                                                                --------                  --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN EQUITY OF SUBSIDIARY                          2,427                     2,555
                                                                --------                  --------
STOCKHOLDERS' DEFICIT:
       Cumulative translation adjustment                            (665)                    1,448
                                                                --------                  --------
           Accumulated other comprehensive income                   (665)                    1,448
       Common stock                                                  137                       137
       Accumulated deficit                                        (6,632)                  (10,012)
                                                                --------                  --------
                                                                  (7,160)                   (8,427)
       Less: Treasury stock, at cost                             (99,880)                  (99,341)
             Deferred compensation                                  (723)                     (795)
                                                                --------                  --------
                     Total stockholders' deficit                (107,763)                 (108,563)
                                                                --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $194,916                  $169,134
                                                                ========                  ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                           ---------------------------      -------------------------
                                                              1999            1998             1999            1998
                                                              ----            ----             ----            ----

NET SALES                                                   $ 62,479        $ 53,995         $121,180        $102,551
                                                            --------        --------         --------        --------

COST OF SALES                                                 32,058          25,778           61,698          48,620

AMORTIZATION OF ACQUIRED
   INVENTORY STEP-UP (Note 3)                                  1,000           1,000            1,000           1,000
                                                            --------        --------         --------        --------

GROSS PROFIT                                                  29,421          27,217           58,482          52,931

RESEARCH AND DEVELOPMENT EXPENSES                              7,534           5,659           14,809          12,554

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                    14,658          13,412           29,191          24,802

ACQUIRED IN-PROCESS RESEARCH AND
   DEVELOPMENT CHARGE (Note 3)                                    --              --               --           2,680
                                                            --------        --------         --------        --------

OPERATING PROFIT                                               7,229           8,146           14,482          12,895

INTEREST EXPENSE, NET                                         (4,233)         (4,928)          (9,500)         (9,855)

REALIZED INVESTMENT GAINS                                         --             960               --           3,133
                                                            --------        --------         --------        --------

INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                                           2,996           4,178            4,982           6,173

PROVISION FOR INCOME TAXES                                       764           1,150            1,827           1,923

MINORITY INTEREST                                                121              --             (128)             --
                                                            --------        --------         --------        --------

NET INCOME                                                  $  2,111        $  3,028         $  3,283        $  4,250
                                                            ========        ========         ========        ========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, EXCLUDING COMMON
   SHARE EQUIVALENTS (SEE NOTE 4)                          9,150,223       9,137,887        9,150,382       9,082,439
                                                           =========       =========        =========       =========
BASIC EARNINGS PER SHARE                                   $    0.23       $    0.33        $    0.36       $    0.47
                                                           =========       =========        =========       =========
DILUTED EARNINGS PER SHARE                                 $    0.22       $    0.32        $    0.34       $    0.45
                                                           =========       =========        =========       =========
Net income                                                 $   2,111       $   3,028        $   3,283       $   4,250
Other comprehensive loss:
   Unrealized investment loss, net                                --            (470)              --          (1,018)
   Foreign currency translation adjustments                   (1,372)             42           (2,113)           (435)
                                                           ---------       ---------        ---------       ---------
Other comprehensive loss                                      (1,372)        (   428)          (2,113)         (1,453)
                                                           ---------       ---------        ---------       ---------
COMPREHENSIVE INCOME                                       $     739       $   2,600        $   1,170       $   2,797
                                                           =========       =========        =========       =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                     -----------------------------------
                                                                          1999                1998
                                                                          ----                ----

CASH FLOWS (USED FOR) FROM OPERATING ACTIVITIES:
       Net income                                                      $  3,283            $  4,250
       Adjustments to reconcile net income to net cash
         from (used for) operating activities:
           Depreciation and amortization of intangibles                   4,672               4,079
           Amortization of deferred financing costs                         773                 773
           Acquired in-process research and development charges              --               2,680
           Amortization of acquired inventory step-up                     1,000               1,000
           Realized investment gains                                         --              (3,133)
           Minority interest in net loss of subsidiary                     (128)                 --
           Other non-cash charges, net                                     (269)               (194)
           Changes in operating assets and liabilities                  (10,622)             (3,544)
                                                                       --------            --------
               Net cash (used for) from operating activities             (1,291)              5,911
                                                                       --------            --------

CASH FLOWS (USED FOR) FROM INVESTING ACTIVITIES:
        Acquisitions of businesses, net of cash acquired                (28,198)             (4,505)
        Investments in equity securities and ventures                        --                (487)
        Proceeds from sale of investments                                    --               4,137
        Capital expenditures, net                                        (4,912)             (2,390)
        Product lines, patent rights and licenses acquired                 (267)             (3,041)
                                                                       --------            --------
            Net cash used for investing activities                      (33,377)             (6,286)
                                                                       --------            --------

CASH FLOWS (USED FOR) FROM FINANCING ACTIVITIES:
         Borrowings under long-term obligations                          44,687              16,500
         Repayments of long-term obligations                             (3,366)            (15,747)
         Purchase of treasury stock                                        (120)                (11)
         Proceeds from exercise of stock options                             13
                                                                                                 35
         Sale of stock                                                       42                 461
                                                                       --------            --------
             Net cash from investing activities                          41,256               1,238
                                                                       --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (2,704)               (364)
                                                                       --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 3,884                 499
CASH AND CASH EQUIVALENTS, beginning of period                            7,929              10,575
                                                                       --------            --------
CASH AND CASH EQUIVALENTS, end of period                               $ 11,813            $ 11,074
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

New Accounting Standard -

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a component of comprehensive income. The effective date of SFAS No. 133 (which was deferred through the issuance of SFAS No. 137) is the Company's calendar year commencing January 1, 2001. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position.


Note 2.  Inventories:

Inventories consisted of the following at June 30, 1999, and December 31, 1998 (in thousands):


                                         June 30, 1999       December 31, 1998
                                         -------------       -----------------
     Raw materials and parts                $18,060               $15,963
     Work in process                          5,154                 4,189
     Finished goods                          21,705                14,210
                                            -------               -------
                                             44,919                34,362
     Excess and obsolete reserves            (4,806)               (3,729)
                                            -------               -------
                                            $40,113               $30,633
                                            =======               =======


Note 3.  Acquisitions:

On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS"), a developer, manufacturer and distributor of high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company issued 108,883 common shares of the Company (valued at $13.96 per share) and paid $6.3 million in cash, including costs incurred in connection with the acquisition. The acquisition resulted in a charge of $2.68 million during the three months ended March 31, 1998, to writeoff the value assigned to acquired in-process research and development which had not reached technological feasibility and had no probable alternative future uses. In addition, the acquisition resulted in a one-time charge of $1.0 million during the three months ended June 30, 1998, associated with the writeoff of the step-up in acquired inventory which was recorded at fair value at the date of acquisition. Additional contingent payments, up to a maximum of $18.7 million, may be made through the year 2002, contingent upon CCS achieving certain post-acquisition operating performance levels through calendar 2001. During the period since acquisition through December 31, 1998, an additional $4.5 million of such contingent payments have been earned and reflected in the accompanying condensed consolidated financial statements.

On July 7, 1998, the Company acquired 100% of the outstanding common stock of BioSignal, Inc. ("BioSignal"), a biotechnology company located in Canada. Prior to the July acquisition, the Company owned a 19% interest in BioSignal. The Company acquired the remaining 81% ownership interest for approximately $8.6 million in cash and 7,163 shares of the Company's common stock valued at $100,000. In connection with the acquisition, the Company recognized a charge of $3.44 million in July 1998 to writeoff the value assigned to acquired in-process research and development. In addition, the acquisition resulted in the recognition of a $0.5 million writeoff, during the three months ended September 30, 1998, associated with the step-up in inventory acquired which was recorded at fair value at the date of acquisition.

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

On April 1, 1999, the Company acquired the net operating assets of Tennelec/Nucleus, Inc. and formed a new subsidiary, Tennelec, Inc. ("Tennelec") to effect the purchase. Tennelec manufactures and distributes nuclear instrumentation and high-purity germanium crystals. The Company paid approximately $10.7 million, including acquisition costs, for the net operating assets received. The acquisition resulted in a $1.0 million charge during the three months ended June 30, 1999, to writeoff the step-up in inventory acquired which was recorded at fair value at the date of acquisition.

All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired has been reflected as goodwill in the accompanying condensed consolidated balance sheets. Gross goodwill totals approximately $35.4 million as of June 30, 1999, including goodwill resulting from the Company's 1997 acquisitions of Aquila Technologies Group, Inc. and the minority ownership in the Company's Japanese subsidiary, Packard Japan KK. The goodwill amount includes contingent payments earned through December 31, 1998, and will increase to the extent future contingent payments are earned. The goodwill is being amortized on a straight-line basis over 20 to 40 years from the initial acquisition dates.

The operating results of CCS, BioSignal, Harwell and Tennelec have been reflected in the accompanying condensed consolidated statements of income since their dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments primarily consist of: addback of nonrecurring charges taken in connection with the acquisitions associated with in-process research and development costs and acquired inventory step-up writeoff, amortization of goodwill associated with the acquisitions, adjustments to certain historical compensation and personnel levels to be more indicative of post-acquisition levels, adjustments to reflect additional interest expense relating to the financing of the acquisitions, and adjustments to reflect the related income tax effects, if any, of the above.


                                                     (Dollars in thousands, except per share amounts)
                                                For the Three Months                  For the Six Months
                                                   Ended June 30,                       Ended June 30,
                                             --------------------------           --------------------------
                                               1999              1998               1999              1998
                                               ----              ----               ----              ----

 Net sales                                   $62,479           $60,423            $124,484          $119,031

 Operating profit                            $ 8,353           $ 9,420            $ 16,507          $ 18,696

 Net income                                  $ 2,792           $ 4,126*           $  4,247          $  8,754*

 Basic earnings per share                    $  0.31           $  0.45            $   0.46          $   0.96


*Includes realized investment gain of $960 and $3,133 during the three and six month periods ended June 30, 1998, respectively.


Note 4.  Earnings Per Share:

Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is not anti-dilutive. Basic and diluted weighted average shares outstanding during the three and six months ended June 30, 1999 and 1998 are as follows:

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                             --------------------------     ---------------------------
                                                                1999            1998            1999            1998
                                                                ----            ----            ----            ----

Basic weighted average shares outstanding                    9,150,223       9,137,887       9,150,382       9,082,439

Dilutive effect of outstanding stock options                   424,582         314,574         426,100         314,881
                                                             ---------       ---------       ---------       ---------

Diluted weighted average shares outstanding                  9,574,805       9,452,461       9,576,482       9,397,320
                                                             =========       =========       =========       =========


Note 5.  Segment Information:

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2. of this Form 10-Q for a discussion of segment operating performance for the three and six months ended June 30, 1999. The Company's total identifiable assets, by industry segment, as of June 30, 1999, and December 31, 1998, are as follows:

                                      June 30, 1999          December 31, 1998
                                      -------------          -----------------

     Packard                             $100,271                $100,214

     Canberra                              94,645                  68,920
                                         --------                --------

          Total                          $194,916                $169,134
                                         ========                ========

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

General
-------

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

Results of Operations (dollars in millions)


                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 ------------------------------       ---------------------------
                                                                         % Inc.                            % Inc.
                                                  1999       1998        (Dec.)        1999       1998     (Dec.)
                                                  ----       ----        ------        ----       ----     ------
Total revenues:
  Packard                                        $37.3      $35.6          4.8%       $75.5      $65.3      15.6%
  Canberra                                        25.2       18.4         37.0%        45.7       37.3      22.5%
                                                 -----      -----         -----       -----      -----      -----
                                                  62.5       54.0         15.7%       121.2      102.6      18.1%
                                                 -----      -----         -----       -----      -----      -----
Gross profit:
  Packard                                         19.6       18.3          7.1%        40.4       34.5      17.1%
  Canberra                                         9.8        8.9         10.1%        18.1       18.4      (1.6%)
                                                 -----      -----         -----       -----      -----      -----
                                                  29.4       27.2          8.1%        58.5       52.9      10.6%
                                                 -----      -----         -----       -----      -----      -----
Operating expenses:
  Research and development                         7.5        5.7         31.6%        14.8       12.5      18.4%
  Selling, general and administrative             14.7       13.4          9.7%        29.2       24.8      17.7%
  In-process research and development              0.0        0.0          N/A          0.0        2.7       N/A
                                                 -----      -----         -----       -----      -----      -----
Operating profit                                   7.2        8.1        (11.1%)       14.5       12.9      12.4%
Interest expense, net                             (4.2)      (4.9)       (14.3%)       (9.5)      (9.9)     (4.0%)
Realized investment gains                          0.0        1.0          N/A          0.0        3.1       N/A
                                                 -----      -----         -----       -----      -----      -----
Income before income taxes and
  minority interest                                3.0        4.2        (28.6%)        5.0        6.1     (18.0%)
Provision for income taxes                         0.8        1.2        (33.3%)        1.8        1.9      (5.3%)
Minority interest                                  0.1        0.0          N/A         (0.1)       0.0       N/A
                                                 -----      -----         -----       -----      -----      -----
Net income                                       $ 2.1      $ 3.0        (30.0%)      $ 3.3      $ 4.2     (21.4%)
                                                 -----      -----         -----       -----      -----      -----


Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $0.1 million and $0.7 million lower during the three and six months ended June 30, 1999, respectively. The accompanying results of operations reflect the Company's acquisitions during 1999 and 1998 since the dates such companies were acquired. The acquired companies and their acquisition dates are as follows: Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS") - March 31, 1998; BioSignal Inc. ("BioSignal") - July 1, 1998; Harwell Instruments, Ltd. ("Harwell") - January 1, 1999; and Tennelec, Inc. ("Tennelec") - April 1, 1999. Refer to Note 3 to the accompanying condensed consolidated financial statements included in Item 1 of this Form 10-Q for pro-forma results reflecting the above-mentioned acquisitions.

Packard's revenues increased approximately $1.7 million and $10.2 million in the three and six months ended June 30, 1999, in comparison with the prior-year period. The increase was due to (1) the inclusion of CCS and BioSignal in 1999, contributing total sales of $7.3 million, on a combined basis, during the six months ended June 30, 1999, as compared to $4.5 million in the comparable 1998 period; and (2) increased sales at most overseas distribution operations, particularly Japan and France. The U.S. dollar caused Packard's revenues during the three and six months ended June 30, 1999, to be $0.3 million and $0.8 million higher, respectively, than they would have been had exchange rates been the same as the comparable 1998 periods.

Canberra's increased revenues in 1999 are due to the inclusion of Harwell and Tennelec in 1999 which added approximately $8.7 million in revenues to the six-month period ended June 30, 1999. Such increases were partially offset by reduced revenues from Canberra's U.S. detectors operations and the Company's subsidiary, Aquila Technologies Group, Inc. ("Aquila"). Exchange rate fluctuations served to reduce Canberra's net sales by approximately $0.2 million during the six months ended June 30, 1999, due primarily to the U.S. dollar strengthening against the British pound sterling.

The Company's gross profit increased 8.1% and 10.6% during the three and six months ended June 30, 1999, respectively, as compared to the corresponding 1998 periods. These increases are attributable primarily to the acquisitions and sales growth discussed above. These increases were partially offset by the Company's mobile characterization business which has generated very little revenue, yet still incurred certain fixed operating costs. During the three months ended June 30, 1999, the Company recognized a $1 million charge to writeoff the step-up in inventory acquired from Tennelec. A similar charge, also totaling $1.0 million, was recognized during the three months ended June 30, 1998, in connection with the CCS acquisition.

Research and development spending, as a percentage of net sales, was relatively consistent between the six months ended June 30, 1999 and 1998 (approximately 12%). Research and development spending, in terms of total dollars, has increased in 1999 in comparison with 1998, reflecting the Company's commitment to new product development and enhancement of its existing product lines as well as the acquisitions referred to above.

Selling, general and administrative expenses increased during the six months ended June 30, 1999, as compared to the comparable 1998 period, due primarily to the inclusion of the above-mentioned acquisitions. As a percentage of net sales, such expenses are comparable between the periods presented.

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

Consolidated operating profit of $7.2 million and $14.5 million for the three and six months ended June 30, 1999, respectively, compares with $8.1 million and $12.9 million during the corresponding 1998 periods. Excluding the effects of the one-time charges associated with the writeoff of in-process research and development and inventory step-up discussed above, operating profit decreased approximately $1.1 million during the six months ended June 30, 1999, when compared to the corresponding 1998 period. The operating profit growth attributable to the acquisitions discussed above was offset by unfavorable performances by certain Canberra operations, particularly Aquila and the mobile characterization business, as well as the Company's increased spending on research and development.
         .........
The decrease in net interest expense during 1999 is due to a foreign currency translation gain realized in connection with the repayment of debt denominated in Euros during the three months ended June 30, 1999. The debt repayment, which was incurred in connection with the Company's acquisition of Harwell, resulted in a gain of approximately $1.1 million which is reflected as a reduction in interest expense in the accompanying condensed consolidated statements of income and comprehensive income. Excluding this gain, net interest expense would have increased during 1999, as compared to 1998, as a result of increased indebtedness associated with the Company's 1998 and 1999 acquisitions, including contingent earnout payments, mentioned above.

During the three and six months ended June 30, 1998, the Company realized gains totaling $1.0 million and $3.1 million, respectively, from the sale of marketable equity securities.

The Company's consolidated effective tax rate was 35.8% and 31.2% during the six months ending June 30, 1999 and 1998, respectively. The Company's average statutory effective rate (consisting of federal, state and foreign components) would be approximately 42.5%, assuming certain profit levels at the various worldwide locations and considering the tax rates in effect at the various foreign locations which the Company operates. As compared to this average statutory effective rate, the 35.8% rate in effect during the first six months of 1999 was due primarily to the incurrence of a year-to-date domestic loss which is tax-effected at a rate higher than statutory due to the effect of non-deductible goodwill amortization. The 1998 effective rate was due to (1) taxable income generated in lower tax rate countries; and (2) no provision for income taxes being provided on domestically-generated taxable income in light of the Company's net operating loss position generated in 1997.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

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

Operating Activities -

Operating activities used $1.3 million of cash during the six months ended June 30, 1999, compared to $5.9 million of cash generated in the comparable 1998 period. The use of cash during the first half of 1999, as compared to the cash generated in the comparable 1998 period, is due primarily to a significant amount of accrued obligations as of December 31, 1998, being paid out in the first half of 1999, including $3 million associated with a litigation settlement (refer to the Company's 1998 Form 10-K), as well as cash required to fund the working capital requirements of Harwell.

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

On April 1, 1999, the Company acquired the net operating assets of Tennelec, paying approximately $10.7 million, including acquisition-related costs. This acquisition was funded through use of the Company's revolving credit facility.

Significant investing activities during the first half of 1998 included the March 31, 1998, acquisition of CCS which was effected in exchange for $6.3 million in cash and 108,883 common shares of the Company. This acquisition was funded through the use of the revolving credit facility. In addition, during the first half of 1998, the Company sold equity securities it held in a publicly-traded company, realizing gross proceeds totaling $4.1 million and a pre-tax gain of $3.1 million.

Financing Activities -

During the six months ended June 30, 1999, the Company borrowed under its revolving credit facility primarily for the following reasons: (1) to fund the acquisitions of Harwell and Tennelec; (2) payment of the contingent payments required in connection with the CCS and Aquila acquisitions discussed above; (3) payment of the semi-annual interest due on the $150 million senior subordinated notes; and (4) to fund operations as needed, including the $3 million litigation settlement payment made in January 1999 (refer to the Company's 1998 Form 10-K).

The Company's borrowings during the first quarter of 1998 were used primarily in connection with the CCS acquisition and to fund the semi-annual senior subordinated notes interest payment. Repayments of borrowings during the first half of 1998 were funded through cash flow generated from operations as well as proceeds from the sale of equity securities discussed above.

Backlog -

As of June 30, 1999 and 1998, the Company's gross third-party order backlog was approximately $47.8 million and $40.6 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

Year 2000
---------

The Company has been engaged in a concerted effort to ready its business systems and products in anticipation of the year 2000 ("Y2K") issue as it affects the Company's business operations. The term "Y2K issue" is used to refer to all difficulties the turn of the century may introduce to users of computers and other electronic equipment. In general terms, the Y2K issue arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19." This, as well as certain other common date-related programming errors, may result in miscalculations, other malfunctions or the total failure of such systems. Some of the Company's products contain date-sensitive technology, and the Company's business operations are dependent upon the proper functioning of computer systems and other equipment containing date-sensitive technology. A failure of such products, systems or equipment to be Y2K compliant could have a material adverse effect on the Company. If not remedied, potential risks include business interruption or shutdown, loss of customers, harm to the Company's reputation, financial loss and legal liability.

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

Products and Services -

Within the products and services area, the Company has been divided into its major business segments, Canberra and Packard. Certain management personnel within each segment have been assigned primary responsibility to perform the Y2K product assessments, and Y2K committees have been formed to supervise and coordinate the Company's Y2K efforts. Both Canberra and Packard have completed testing of all of their active products to identify Y2K-related problems, and each has disclosed the results of those tests on the Company's internet web pages. Ad hoc reviews have been, and will continue to be, performed on inactive product lines to assess the likelihood of Y2K problems occurring and the corrective action, if any, that will be taken. The Company is in the process of completing its evaluation of the Y2K status of products and services offered by the Company's subsidiaries.

Both Canberra and Packard have developed and tested upgrades for each of its active products. The Company believes that these upgrades will remedy known Y2K problems.

The Company has implemented a policy of notifying all of its customers of the Y2K status of the product purchased by such customers, either through direct mailing or through direct telephone contact with the customer. Current customers of the Company are asked to review the Company's internet web page for the most up-to-date information with respect to the Company's products. While it is the Company's objective to notify all of its customers of potential Y2K issues, and to implement corrective actions in a timely manner where feasible, there can be no assurance that the Company will accomplish this objective or adequately address all Y2K issues or problems which may arise.

Vendors/Suppliers -

The Company has gathered information about the significant vendors and service providers for Packard and Canberra to determine whether the vendors/service providers have remediated their own Y2K issues, and what risks non-compliance poses to the Company. The Company continues to monitor the Y2K compliance status of such third parties, and no significant issues with third parties' systems have been identified to date. However, there can be no assurance that Y2K problems will be identified in a timely fashion or that, if identified, the Company will have viable alternatives. The Company is in the process of evaluating the Y2K status of vendors and service providers utilized by its subsidiaries in order to assess what impact those vendors and service providers may have on the business of the Company. If the third parties with which the Company or its subsidiaries interact have Y2K problems that are not remedied, resulting problems could include, among other things, the inability to obtain crucial supplies or services, the loss of telecommunications and electrical service, the receipt of inaccurate financial and billing-related information, and the disruption of capital flow potentially resulting in liquidity stress. These could have a material impact on the financial position and results of operations of the Company.

As part of the assessment in this area, contingency plans are being developed in order to minimize the effect of Y2K considerations. Such contingency plans may include identification of acceptable, alternative suppliers and vendors where such Y2K exposures appear not to exist or advance purchasing of required supplies or materials at levels necessary to sustain business operations for an extended period of time if a Y2K problem were expected to arise. However, there can be no assurances that the Company's contingency plans will be effective.

Administration -

The Company has completed an internal audit of all hardware and system software utilized internally by the Company, and is in the process of completing an audit of hardware and system software utilized by each of the Company's subsidiaries. The Company believes it has identified all hardware and software that is not Y2K compliant, and is in the process of replacing such non-compliant hardware and software where deemed appropriate. All required modifications and conversions of existing software and certain hardware at Canberra and Packard are expected to be completed by August 31, 1999. The Company believes that, with relatively minor modifications and conversions of existing systems, the Y2K issue will not pose significant operational issues for its internal systems. Testing will be on-going as items are replaced. All other administrative systems are expected to be Y2K compliant by the end of the third quarter of 1999. The Company does not expect this portion of the Y2K compliance program to be material to the consolidated financial position or results of operations.

The Company is continuing to assess other Y2K administrative implications such as facility security systems, HVAC requirements, production machinery and power needs, etc. The Company expects to complete such assessments by September 30, 1999. Many of the Y2K exposures identified associated with administrative technology can be addressed through manual versus automated means or other acceptable contingency plans. As part of management's assessment, such contingency plans are being identified.

Subsidiaries -

The Company is in the process of completing its evaluation of the Y2K status of each of its wholly-owned subsidiaries, including an assessment of the internal systems, products and services, and suppliers and vendors. The Company expects to have completed this assessment by September 30, 1999. The Company does not believe that Y2K issues at any one subsidiary will have a material adverse effect on the Company's consolidated financial position or results of operations. However, if a number of the Company's subsidiaries have significant Y2K issues which are not remediated effectively, such Y2K issues could have a material impact on the consolidated financial position or results of operations of the Company.

Costs -

The Company estimates the total cost associated with required modifications to become Y2K compliant to be $2.2 million. The total amount expended through June 30, 1999, was approximately $1.9 million, of which $0.2 million related to the cost to repair or replace software and related hardware problems, and approximately $1.7 million related to the cost of replacing, upgrading or remediating non-compliant product and to the cost of identifying and communicating with customers and other third parties. The estimated future cost of completing the Company's Y2K compliance efforts is expected to be approximately $0.3 million, of which $0.1 million relates to the cost to repair or replace software and related hardware problems, approximately $0.2 million relates to the cost of replacing, upgrading or remediating non-compliant product, and an immaterial amount associated with identifying and communicating with customers and other third parties. The Company has funded, and expects to continue to fund, the costs of its Y2K efforts through operating cash flow, and to expense such costs as incurred.

Risk -

This description of matters relating to the Y2K problem contains a number of forward-looking statements. The Company's assessment of the costs of its Y2K program and the timetable for completing its Y2K preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that he Company's Y2K program will be effective or that its contingency plans will be sufficient. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing, the timeliness and effectiveness of remediation efforts of third parties, and the ability of the Company to complete its assessment of known Y2K risks both internally, among its subsidiaries, and among third parties on which the company depends.

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

The information contained herein constitutes a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in this area since the filing of the Company's 1998 Form 10-K.

                           PART II. OTHER INFORMATION

                           PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

Certain legal proceedings and related developments were disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, as well as in the Company's 1998 Form 10-K. There have been no material developments or changes with respect to these matters since the March 31, 1999, Form 10-Q.

The Company has received a Demand for Arbitration filed by Instrumentation Development, Inc. ("IDI") with the American Arbitration Association in Hartford, Connecticut. The Demand alleges breach of contract, and requests damages in the range of $1 to $3 million. The Company is in the process of evaluating the merits of the claim, if any, and intends to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.                      Description
              -----------            -----------------------------------
                  27                 Financial data schedule pursuant to
                                     Article 5 of Regulation S-X

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on August 13, 1999.

                                           PACKARD BIOSCIENCE COMPANY


                           By:                /s/ Emery G. Olcott
                              --------------------------------------------------
                                                  Emery G. Olcott
                                           Chairman of the Board, Chief
                                          Executive Officer and President


                           By:                /s/ Ben D. Kaplan
                              --------------------------------------------------
                                                  Ben D. Kaplan
                                             Vice President and Chief
                                                 Financial Officer


                           By:                /s/ David M. Dean
                              --------------------------------------------------
                                                  David M. Dean
                                               Corporate Controller