Form 10-Q
period 1999-09-30
PACKARD BIOSCIENCE CO
filed 1999-11-09
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


Shares of Common Stock Outstanding at November 4, 1999:
         9,159,704

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                      INDEX



PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998                           2

           Condensed Consolidated Statements of Income (Loss)
           for the Three and Nine Months Ended September 30,
           1999 and 1998                                                      3

           Condensed Consolidated Statements of Comprehensive
           Income (Loss) for the Three and Nine Months Ended
           September 30, 1999 and 1998                                        4

           Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1999 and 1998                  5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                       17


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 18

Item 6.    Exhibits and Reports on Form 8-K                                  18

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 and DECEMBER 31, 1998
                             (Dollars in thousands)

                       ASSETS                             September 30, 1999         December 31, 1998
                       ------                             ------------------         -----------------
CURRENT ASSETS:
      Cash and cash equivalents                                 $  6,178                  $  7,929
      Accounts receivable, net                                    54,968                    48,218
      Inventories, net                                            39,501                    30,633
      Deferred income taxes                                        4,825                     4,423
      Other current assets                                         6,341                     6,268
                                                                --------                  --------
                 Total current assets                            111,813                    97,471
                                                                --------                  --------
PROPERTY, PLANT AND EQUIPMENT, at cost                            50,053                    43,469
      Less - accumulated depreciation                            (20,805)                  (17,902)
                                                                --------                  --------
                                                                  29,248                    25,567
                                                                --------                  --------
OTHER ASSETS:
      Goodwill, net                                               35,094                    24,030
      Deferred financing costs, net                                7,187                     8,346
      Other                                                       12,904                    13,720
                                                                --------                  --------
                                                                  55,185                    46,096
                                                                --------                  --------
TOTAL ASSETS                                                    $196,246                  $169,134
                                                                ========                  ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
      Notes payable                                             $  3,119                  $  3,221
      Current portion of long-term obligations                     2,158                     3,496
      Accounts payable and accrued liabilities                    39,859                    53,635
      Deferred income                                             13,525                    12,372
                                                                --------                  --------
                 Total current liabilities                        58,661                    72,724
                                                                --------                  --------
LONG-TERM OBLIGATIONS, net of current portion:
      Notes and other long-term obligations                        5,261                     9,564
      Term loan and credit facility                               81,737                    37,365
      Senior subordinated notes                                  150,000                   150,000
                                                                --------                  --------
                 Total long-term obligations, net                236,998                   196,929
                                                                --------                  --------
DEFERRED INCOME TAXES                                              5,031                     5,489
                                                                --------                  --------
COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST IN EQUITY OF SUBSIDIARY                          2,339                     2,555
                                                                --------                  --------
STOCKHOLDERS' DEFICIT:
       Cumulative translation adjustment                           1,017                     1,448
                                                                --------                  --------
             Accumulated other comprehensive income                1,017                     1,448
       Common stock                                                  137                       137
       Accumulated deficit                                        (7,569)                  (10,012)
                                                                --------                  --------
                                                                  (6,415)                   (8,427)
       Less: Treasury stock, at cost                             (99,726)                  (99,341)
             Deferred compensation                                  (642)                     (795)
                                                                --------                  --------
                     Total stockholders' deficit                (106,783)                 (108,563)
                                                                --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $196,246                  $169,134
                                                                ========                  ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                   1999 AND 1998 (Dollars in thousands, except
                               per share amounts)

                                                        Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                            1999            1998               1999            1998
                                                        ---------------------------         --------------------------
NET SALES                                                 $64,017         $54,069            $185,198        $156,618

COST OF SALES                                              36,815          25,987              98,204          74,840

AMORTIZATION OF ACQUIRED INVENTORY
   STEP-UP (Note 3)                                            --             500               1,000           1,500
                                                          -------         -------            --------        --------
GROSS PROFIT                                               27,202          27,582              85,994          80,278

RESEARCH AND DEVELOPMENT EXPENSES                           7,579           7,480              22,388          20,033

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                 14,891          12,626              44,082          36,808

LITIGATION SETTLEMENT (Note 6)                                 --          10,370                  --          10,997

ACQUIRED IN-PROCESS RESEARCH AND
   DEVELOPMENT CHARGE (Note 3)                                 --           3,440                  --           6,120
                                                          -------         -------            --------        --------
OPERATING PROFIT (LOSS)                                     4,732          (6,334)             19,524           6,320

INTEREST EXPENSE, NET                                      (5,405)         (4,929)            (16,007)        (14,780)

TRANSLATION GAINS, NET (Note 7)                               457              40               1,248             275

REALIZED INVESTMENT GAINS (Note 8)                             --              --                  --           3,133
                                                          -------         -------            --------        --------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                     (216)        (11,223)              4,765          (5,052)

PROVISION FOR  INCOME TAXES                                   645             888               2,471           2,812

MINORITY INTEREST                                             (87)             --                (216)             --
                                                          -------        --------            --------        --------
NET INCOME (LOSS)                                         $  (774)       $(12,111)           $  2,510        $ (7,864)
                                                          ========       ========            ========        ========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, EXCLUDING COMMON
   SHARE EQUIVALENTS (Note 4)                           9,154,743       9,157,478           9,151,862       9,106,408
                                                        =========       =========           =========       =========
BASIC EARNINGS (LOSS) PER SHARE                         $   (0.08)      $   (1.32)          $    0.27       $   (0.86)
                                                        =========       =========           =========       =========
DILUTED EARNINGS (LOSS) PER SHARE
   (Note 4)                                             $   (0.08)      $   (1.32)          $    0.26       $   (0.86)
                                                        =========       =========           =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)

                                                           Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                               1999           1998                1999            1998
                                                           ---------------------------         --------------------------
Net income (loss)                                           $   (774)      $(12,111)            $  2,510       $ (7,864)
Other comprehensive income (loss):
   Unrealized investment loss, net                                --             (4)                  --           (988)
   Reclassification adjustment, net                               --             --                   --         (1,880)
   Foreign currency translation adjustments                    2,113            508                 (431)           615
                                                            --------       --------             --------       --------
Other comprehensive income (loss)                              2,113            504                 (431)        (2,253)
                                                            --------       --------             --------       --------
COMPREHENSIVE INCOME (LOSS)                                 $  1,339       $(11,607)            $  2,079       $(10,117)
                                                            ========       ========             ========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                            1999                     1998
                                                                          ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                  $ 2,510                  $(7,864)
       Adjustments to reconcile net income (loss) to net
         cash used for operating activities:
           Depreciation and amortization of intangibles                     6,937                    5,841
           Amortization of deferred financing costs                         1,159                    1,159
           Acquired in-process research and development
             charges                                                           --                    6,120
           Amortization of acquired inventory step-up                       1,000                    1,500
           Realized investment gains                                           --                   (3,133)
           Minority interest in net loss of subsidiary                       (216)                      --
           Other non-cash charges, net                                       (304)                      29
           Changes in operating assets and liabilities                    (17,926)                  (5,664)
                                                                          -------                  -------
               Net cash used for operating activities                      (6,840)                  (2,012)
                                                                          -------                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisitions of businesses, net of cash acquired                  (28,539)                 (11,595)
        Investments in equity securities and ventures                          --                     (487)
        Proceeds from sale of investments                                      --                    4,137
        Capital expenditures, net                                          (7,314)                  (4,789)
        Product lines, patent rights and licenses acquired                   (290)                  (1,830)
                                                                          -------                  -------
            Net cash used for investing activities                        (36,143)                 (14,564)
                                                                          -------                  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings under long-term obligations                            52,342                   35,704
         Repayments of long-term obligations                               (9,666)                 (19,878)
         Purchase of treasury stock                                          (120)                     (54)
         Proceeds from exercise of stock options                               62                       40
         Sale of stock                                                         42                      461
                                                                          -------                  -------
             Net cash from investing activities                            42,660                   16,273
                                                                          -------                  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (1,428)                     647
                                                                          -------                  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  (1,751)                     344
CASH AND CASH EQUIVALENTS, beginning of period                              7,929                   10,575
                                                                          -------                  -------
CASH AND CASH EQUIVALENTS, end of period                                  $ 6,178                  $10,919
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

New Accounting Standard -

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a component of comprehensive income. The effective date of SFAS No. 133 (which was deferred through the issuance of SFAS No. 137) is the Company's calendar year commencing January 1, 2001. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position upon adoption.


Note 2.  Inventories:

Inventories consisted of the following at September 30, 1999, and December 31, 1998 (in thousands):

                                        September 30, 1999     December 31, 1998
                                        ------------------     -----------------

   Raw materials and parts                    $18,352               $15,963
   Work in process                              4,258                 4,189
   Finished goods                              21,764                14,210
                                              -------               -------
                                               44,374                34,362
      Excess and obsolete reserves             (4,873)               (3,729)
                                              -------               -------
                                              $39,501               $30,633
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

On July 7, 1998, the Company acquired 100% of the outstanding common stock of BioSignal, Inc. ("BioSignal"), a biotechnology company located in Canada. Prior to the July acquisition, the Company owned a 19% interest in BioSignal. The Company acquired the remaining 81% ownership interest for approximately $8.6 million in cash and 7,163 shares of the Company's common stock valued at $100,000. In connection with the acquisition, the Company recognized a charge of $3.44 million in July 1998 to writeoff the value assigned to acquired in-process research and development. In addition, the acquisition resulted in the recognition of a $0.5 million writeoff, during the three months ended September 30, 1998, associated with the writeoff of the step-up in inventory acquired which was recorded at fair value at the date of acquisition.

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

All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired has been reflected as goodwill in the accompanying condensed consolidated balance sheets. Gross goodwill totals approximately $37.0 million as of September 30, 1999, including goodwill resulting from the Company's 1997 acquisitions of Aquila Technologies Group, Inc. and the minority ownership in the Company's Japanese subsidiary, Packard Japan KK. The goodwill amount includes contingent payments earned through September 30, 1999, and will increase to the extent future contingent payments are earned. The goodwill is being amortized on a straight-line basis over 20 to 40 years from the initial acquisition dates.

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

                                                      (Dollars in thousands, except per share amounts)
                                                  For the Three Months                 For the Nine Months
                                                   Ended September 30,                 Ended September 30,
                                                 1999              1998              1999              1998
                                               --------------------------          --------------------------
   Net sales                                   $ 64,017          $ 59,484          $188,502          $178,515

   Operating profit                            $  4,732          $  7,888          $ 21,175          $ 26,349

   Net income (loss)                           $   (774)         $ (8,619)         $  3,165          $    135*

   Basic earnings (loss) per share             $  (0.08)         $  (0.93)         $   0.35          $   0.01


*Includes realized investment gain of $3,133 during the nine-month period ended September 30, 1998.


Note 4.  Earnings Per Share:

Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is not anti-dilutive. Basic and diluted weighted average shares outstanding during the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  1999            1998            1999            1998
                                                                -------------------------       -------------------------
   Basic weighted average shares outstanding                    9,154,743       9,157,478       9,151,862       9,106,408

   Dilutive effect of outstanding stock options                      N/A*            N/A*         423,917            N/A*
                                                                ---------       ---------       ---------       ---------
   Diluted weighted average shares outstanding                  9,154,743       9,157,478       9,575,779       9,106,408
                                                                =========       =========       =========       =========

*Anti-dilutive since net loss was incurred during periods specified. The dilutive effect of outstanding stock options would have been 420,437 and 312,540 during the three months ended September 30, 1999 and 1998, respectively, and 314,170 during the nine months ended September 30, 1998.

Note 5.  Segment Information:

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2. of this Form 10-Q for a discussion of segment operating performance for the three and nine months ended September 30, 1999. The Company's total identifiable assets, by industry segment, as of September 30, 1999, and December 31, 1998, are as follows:

                                    September 30, 1999       December 31, 1998
                                    ------------------       -----------------

     Packard                              $98,273                $100,214

     Canberra                              97,973                  68,920
                                         --------                ---------
          Total                          $196,246                $169,134
                                         ========                ========


Note 6.  Litigation Settlement:

On November 2, 1998, the Company settled a lawsuit brought against it by EG&G Instruments, Inc., a subsidiary of EG&G, Inc. The total settlement was for $10.0 million plus legal fees. Refer to the Company's 1998 Form 10-K for a detailed description of the settlement.

Note 7.  Translation Gains, Net:

From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations associated with intercompany purchasing activities. Realized and unrealized gains and losses on these contracts are included in net income, except that gains and losses on contracts to hedge specific intercompany foreign currency commitments are deferred and accounted for as part of the underlying transaction.

During the nine months ended September 30, 1999, the Company has recognized foreign currency translation gains totaling $1.3 million associated with debt incurred by Harwell which is denominated in Euros. The debt was incurred in connection with the acquisition. Generally accepted accounting principles require that translation gains or losses incurred on debt instruments denominated in a currency other than a company's functional currency be recognized in the income statement currently.

Note 8.  Investment Gains:

During the nine months ended September 30, 1998, the Company realized gains totalling $3.1 million from the sale of stock held in a publicly-traded company.

Note 9. Credit Facility Amendment:

Subsequent to September 30, 1999, the Company obtained an amendment to its $115 million revolving credit and term loan facility, which was effective as of September 30, 1999. Among other changes to the prior terms of the facility, the amendment modified certain of the financial covenants. The change included increasing the Company's maximum consolidated leverage ratio (as defined in the revolving credit and term loan facility) from 5.50:1.00 to 5.85:1.00 for the reporting period ended September 30, 1999. The Company was in compliance with the amended financial covenants for the compliance reporting period ended September 30, 1999.

Note 10.  Reclassifications:

Certain reclassifications have been made to prior period information in order to make it consistent with the current period presentation.

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

General

The Company is a leading developer, manufacturer and marketer of analytical instruments and related products and services for use in the drug discovery and molecular biology segments of the life sciences industry and in nuclear research, safeguarding and environmental remediation. Through Packard Instrument Company, Inc. and several other wholly owned subsidiaries (collectively, "Packard"), the Company supplies bioanalytical instruments, and related biochemical supplies and services, to the drug discovery, genomics and molecular biology markets, and through certain divisions and wholly owned subsidiaries comprising Canberra Industries ("Canberra"), the Company supplies analytical instruments and services to detect, identify and quantify radioactive materials for the nuclear industry and related markets.

Results of Operations (dollars in millions)

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                                       % Inc.                              % Inc.
                                               1999        1998        (Dec.)     1999         1998        (Dec.)
                                              -------------------------------    --------------------------------
Total revenues:
   Packard                                    $36.9       $36.5          1.1%    $112.4       $101.8        10.4%
   Canberra                                    27.1        17.6         54.0%      72.8         54.8        32.8%
                                              -----       -----                  ------       ------
                                               64.0        54.1         18.3%     185.2        156.6        18.3%
                                              =====       =====                  ======       ======
Gross profit:
   Packard                                     18.1        19.3        (6.2)%      58.5         53.6         9.1%
   Canberra                                     9.1         8.3          9.6%      27.5         26.7         3.0%
                                              -----       -----                  ------       ------
                                               27.2        27.6        (1.4)%      86.0         80.3         7.1%
                                              =====       =====                  ======       ======
Operating expenses:
   Research and development                     7.6         7.5          1.3%      22.4         20.0        12.0%
   Selling, general and administrative         14.9        12.6         18.3%      44.1         36.8        19.8%
   Other charges                                0.0        13.8           N/A       0.0         17.2          N/A
                                              -----       -----                  ------       ------
Operating profit (loss)                         4.7        (6.3)          N/A      19.5          6.3          N/A
Interest expense, net                          (5.4)       (4.9)        10.2%     (15.9)       (14.8)        7.4%
Translation gains, net                          0.5         0.0           N/A       1.2          0.3          N/A
Realized investment gains                       0.0         0.0           N/A       0.0          3.1          N/A
                                              -----       -----                  ------       ------
Income (loss) before income
   taxes and minority interest                 (0.2)      (11.2)      (98.2)%       4.8         (5.1)    (194.1)%
Provision for income taxes                      0.7         0.9       (22.2)%       2.5          2.8      (10.7)%
Minority interest                              (0.1)        0.0           N/A      (0.2)         0.0          N/A
                                              -----      ------                  ------       ------
Net income (loss)                             $(0.8)     $(12.1)      (93.4)%    $  2.5       $ (7.9)      131.6%
                                              =====      ======                  ======       ======

Excluding the impact of changes in foreign currency exchange rates, consolidated total revenues would have been $0.2 million higher during the three months ended September 30, 1999, and $0.4 million lower during the nine months ended September 30, 1999. The accompanying results of operations reflect the Company's acquisitions during 1999 and 1998 since the dates such companies were acquired. The acquired companies and their acquisition dates are as follows: Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS") - March 31, 1998; BioSignal Inc. ("BioSignal") - July 1, 1998; Harwell Instruments, Ltd. ("Harwell") - January 1, 1999; and Tennelec, Inc. ("Tennelec") - April 1, 1999. Refer to Note 3 to the accompanying condensed consolidated financial statements included in Item 1 of this Form 10-Q for pro-forma results reflecting the above-mentioned acquisitions.

Packard's revenues increased approximately $0.4 million and $10.6 million in the three and nine months ended September 30, 1999, in comparison with the prior-year period. The increase was due to (1) the inclusion of CCS and BioSignal for all of 1999, contributing total sales of $15.6 million, on a combined basis, during the nine months ended September 30, 1999, as compared to $8.0 million in the comparable 1998 period; and (2) increased sales at most overseas distribution operations, particularly Japan and France. The U.S. dollar caused Packard's revenues during the three and nine months ended September 30, 1999, to be $0.2 million and $1.0 million higher, respectively, than they would have been had exchange rates been the same as the comparable 1998 periods.

Canberra's increased revenues in 1999 are due primarily to the inclusion of Harwell and Tennelec in 1999, as well as growth in the domestic instrumentation business. Such increases were partially offset by reduced revenues from Canberra's U.S. detectors operations and the Company's subsidiary, Aquila Technologies Group, Inc. ("Aquila"). Exchange rate fluctuations served to reduce Canberra's net sales by approximately $0.6 million during the nine months ended September 30, 1999, due primarily to the U.S. dollar strengthening against the British pound sterling.

The Company's gross profit decreased 1.4% during the three months ended September 30, 1999, as compared to the corresponding 1998 period. During the nine months ended September 30, 1999, the Company's gross profit increased 7.1% as compared to the comparable 1998 period. The quarterly decline is due primarily to the mix of Packard products sold in the 1999 period as compared to the 1998 period. The nine-month increase is due primarily to acquisitions and sales growth discussed above. The nine-month increase was partially offset by Mobile Characterization Services, LLC ("MCS"), which has generated very little revenue, yet still incurred certain fixed operating costs. During the nine months ended September 30, 1999, the Company recognized a $1 million charge to writeoff the step-up in inventory acquired from Tennelec. A similar charge, totaling $1.5 million, was recognized during the nine months ended September 30, 1998, in connection with the CCS and BioSignal acquisitions.

Research and development spending, as a percentage of net sales, was relatively consistent between the nine months ended September 30, 1999 and 1998 (approximately 12%). Research and development spending, in terms of total dollars, has increased in 1999 in comparison with 1998, reflecting the Company's commitment to new product development and enhancement of its existing product lines as well as the acquisitions referred to above. Research and development during the nine months ended September 30, 1999, included approximately $0.7 million of costs to make certain modifications to an existing Company product. Research and development during the nine months ended September 30, 1998, included approximately $2.3 million of costs related to canceling projects and collaborative arrangements during such period.

Selling, general and administrative expenses increased during the nine months ended September 30, 1999, as compared to the comparable 1998 period, due primarily to the inclusion of the above-mentioned acquisitions. As a percentage of net sales, such expenses are comparable between the periods presented (24%).

During the nine months ended September 30, 1998, the Company recorded the following charges to operating profit:

- $6.12 million associated with the writeoff of in-process research and development ("R&D") acquired in connection with the Company's purchase of CCS and BioSignal.
-        $11.0 million associated with the settlement of litigation.

Consolidated operating profit of $4.7 million and $19.5 million for the three and nine months ended September 30, 1999, respectively, compares with an operating loss of ($6.3) million and operating profit of $6.3 million during the corresponding 1998 periods. Excluding the effects of the one-time charges associated with the writeoff of in-process research and development, amortization of inventory step-up and litigation settlement discussed above, operating profit decreased approximately $4.4 million during the nine months ended September 30, 1999, when compared to the corresponding 1998 period. The operating profit growth attributable to the acquisitions discussed above was offset by unfavorable performances by certain Canberra operations, particularly Aquila and the mobile characterization business, as well as the Company's increased spending on research and development.
         .........
Net interest expense increased during 1999, as compared to 1998, as a result of increased indebtedness associated with the Company's 1998 and 1999 acquisitions, including contingent earnout payments, mentioned above.

From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates and to hedge against foreign currency fluctuations associated with intercompany purchasing activities. Realized and unrealized gains and losses on these contracts are included in net income, except that gains and losses on contracts to hedge specific intercompany foreign currency commitments are deferred and accounted for as part of the underlying transaction.

During the nine months ended September 30, 1999, the Company has recognized foreign currency translation gains totaling $1.3 million associated with debt incurred by Harwell which is denominated in Euros. The debt was incurred in connection with the acquisition. Generally accepted accounting principles require that currency gains or losses incurred on financial instruments denominated in a currency other than a company's functional currency be recognized in the income statement as incurred.

During the nine months ended September 30, 1998, the Company realized gains totaling $3.1 million from the sale of marketable equity securities.

The Company's consolidated effective tax rate was 51.9% and 55.8% during the nine months ending September 30, 1999 and 1998, respectively. The 1998 rate represents a provision on a consolidated pre-tax loss. The Company's average statutory effective rate (consisting of federal, state and foreign components) would be approximately 42.5%, assuming certain profit levels at the various worldwide locations and considering the tax rates in effect at the various foreign locations which the Company operates. As compared to this average statutory effective rate, the 51.9% rate in effect during the first nine months of 1999 was due primarily to (1) the incurrence of a year-to-date domestic loss which is tax-effected at a rate higher than statutory due to the effect of non-deductible goodwill amortization; and (2) no benefit provided on losses incurred at certain overseas locations as realization of such benefits is not assured. The 1998 effective rate was due to (1) taxable income generated in lower tax rate countries; (2) no provision for income taxes being provided on domestically-generated taxable income in light of the Company's net operating loss position generated in 1997; and (3) no tax benefit provided on the writeoff of acquired R&D and inventory step-up amortization.

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

Operating Activities -

Operating activities used $6.8 million of cash during the nine months ended September 30, 1999, compared to $2.0 million of cash used in the comparable 1998 period. The use of cash during the first nine months of 1999 is due primarily to a significant amount of accrued obligations as of December 31, 1998, being paid out in 1999, including $3 million associated with a litigation settlement (refer to the Company's 1998 Form 10-K), as well as cash required to fund the working capital requirements of Harwell.

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

Significant  investing  activities during the first nine months of 1998 included
(1) the March 31, 1998, acquisition of CCS which was effected in exchange for $6.3 million in cash and 108,883 common shares of the Company; and (2) the July 1, 1998, acquisition of BioSignal which was effected in exchange for $8.6 million in cash and Company stock with an aggregate value of $100,000. These acquisitions were funded through the use of the revolving credit facility. In addition, during the first nine months of 1998, the Company sold equity securities it held in a publicly-traded company, realizing gross proceeds totaling $4.1 million and a pre-tax gain of $3.1 million.

Financing Activities -

During the nine months ended September 30, 1999, the Company borrowed under its revolving credit facility primarily for the following reasons: (1) to fund the acquisitions of Harwell and Tennelec; (2) payment of the contingent payments required in connection with the CCS and Aquila acquisitions discussed above; (3) payment of the semi-annual interest due on the $150 million senior subordinated notes; and (4) to fund operations as needed, including the $3 million litigation settlement payment made in January 1999 (refer to the Company's 1998 Form 10-K).

The Company's borrowings during the first nine months of 1998 were used primarily in connection with the CCS and BioSignal acquisitions and to fund the semi-annual senior subordinated notes interest payment. Repayments of borrowings during the first nine months of 1998 were funded through cash flow generated from operations as well as proceeds from the sale of equity securities discussed above.

Backlog -

As of September 30, 1999 and 1998, the Company's gross third-party order backlog was approximately $50.0 million and $45.3 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service or its services business. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

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

Products and Services -

To assess the Y2K issue as it affects the Company's products and services, the Company has divided its efforts between its major business segments, Canberra and Packard. Certain management personnel within each segment have been assigned primary responsibility to perform Y2K product and services assessments, and Y2K committees have been formed to supervise and coordinate the Company's Y2K efforts. Both Canberra and Packard have completed testing of all of their active products to identify Y2K-related problems, and each has disclosed the results of those tests on the Company's internet web pages. Certain "inactive" products will not be tested, and may not be Y2K compliant. For many of these inactive products, customers have been offered the opportunity to purchase replacement products from the Company's active product group.

Both Canberra and Packard have developed and tested upgrades for each of its active products in which Y2K issues were identified. The Company believes that these upgrades will remedy known Y2K problems. The Company is in the process of completing the installation of upgrade kits ordered by its customers on or before October 31, 1999. The Company expects to have completed these installations by December 31, 1999. While it is the Company's objective to install upgrades ordered after October 31, 1999, by December 31, 1999, there can be no assurance that the Company will accomplish this objective.

The Company has implemented a policy of notifying all of its customers of the Y2K status of the products purchased by such customers, either through direct mailing or through direct telephone contact with the customer. Current customers of the Company are asked to review the Company's internet web pages for the most up-to-date information with respect to the Company's products. While it is the Company's objective to notify all of its customers of potential Y2K issues, and to implement corrective actions in a timely manner where feasible, there can be no assurance that the Company will accomplish this objective or adequately address all Y2K issues or problems which may arise.

Vendors/Suppliers -

The Company has gathered information about the significant vendors and service providers for Packard and Canberra to determine whether the vendors/service providers have remediated their own Y2K issues, and what risks their potential non-compliance poses to the Company. To date, no significant issues with third parties' systems have been identified. The Company does not believe that its critical vendors/suppliers will be prevented from providing mission critical services and supplies to the Company due to the Y2K issue. However, the Company has not received complete responses from all of its vendors/suppliers, and there can be no assurance that the responses it has received are accurate or complete. If the third parties on which the Company or its subsidiaries rely have Y2K problems that are not remedied, resulting problems could include, among other things, the inability to obtain crucial supplies or services, the loss of telecommunications and electrical service, the receipt of inaccurate financial and billing-related information, and the disruption of capital flow potentially resulting in liquidity stress. These could have a material impact on the financial position and results of operations of the Company.

Contingency plans are being implemented in order to mitigate the potential effects of Y2K problems with the Company's vendors or suppliers. Such contingency plans include identification of acceptable, alternative suppliers and vendors where such Y2K exposures appear not to exist, advance purchasing of required supplies or materials at levels necessary to sustain business operations for an extended period of time if a Y2K problem were to arise, and identification of alternative methods and procedures for completing critical activities. However, there can be no assurances that the Company's contingency plans will be effective in addressing Y2K issues that may arise, or in mitigating the impact of such issues on the Company's business and operations.

Administration -

The Company has completed an internal audit of all hardware and system software utilized internally by the Company and by each of the Company's key subsidiaries. The Company believes it has identified all hardware and software that is not Y2K compliant, and has replaced or upgraded such non-compliant hardware and software where deemed appropriate. Substantially all required modifications and conversions of existing software and certain hardware at Canberra and Packard were completed on or before October 31, 1999. The Company believes that the Y2K issue will not pose significant operational issues for its internal systems. All other administrative systems are expected to be Y2K compliant by December 31, 1999. The Company has completed its assessment of other Y2K administrative implications such as facility security systems, HVAC requirements, production machinery and power needs, etc. Many of the Y2K risks associated with the Company's administrative technology can be addressed through manual versus automated means or other acceptable contingency plans. However, there can be no assurance that the Company has identified all Y2K issues, or that its remedial steps will be effective. To mitigate the risks posed by this uncertainty, the Company is implementing contingency plans to minimize the potential disruption caused by unanticipated Y2K problems. Failure to adequately address these issues could have a material impact on the consolidated financial position or results of operations of the Company.

Subsidiaries -

The Company is in the process of completing its evaluation of the Y2K status of each of its wholly-owned subsidiaries, including an assessment of the internal systems, products and services, and suppliers and vendors. The Company expects to have completed this assessment by December 1, 1999. To date, the Company has not identified any material Y2K problems at its subsidiaries. The Company does not believe that Y2K issues at any one subsidiary will have a material adverse effect on the Company's consolidated financial position or results of operations. However, if a number of the Company's subsidiaries have significant Y2K issues which are not remediated effectively, such Y2K issues could have a material impact on the consolidated financial position or results of operations of the Company.

Costs -

The Company estimates the total cost associated with required modifications to become Y2K compliant to be approximately $2.2 million. The total amount expended through September 30, 1999, was approximately $2.0 million. The estimated future cost of completing the Company's Y2K compliance efforts is expected to be approximately $0.2 million. The Company has funded, and expects to continue to fund, the costs of its Y2K efforts through operating cash flow, and to expense such costs as incurred.

Risk -

This description of matters relating to the Y2K problem contains a number of forward-looking statements. The Company's assessment of the costs of its Y2K program and the timetable for completing its Y2K preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that the Company's Y2K program will be effective or that its contingency plans will be sufficient to address unanticipated Y2K problems.

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

                           PART II. OTHER INFORMATION

                           PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

Certain legal proceedings and related developments were disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1999, and June 30, 1999, as well as in the Company's 1998 Form 10-K. Since the June 30, 1999, Form 10-Q, the Company settled one of the two unrelated lawsuits brought against the Company by former employees, as disclosed in the Company's 1998 Form 10-K. The settlement of the claim did not have a material effect on the consolidated results of operations or financial position of the Company.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit No.       Description
     ----------        -----------------------------------------------------
        4.9            Third Amendment, dated as of October 8, 1999, to the
                       Credit Agreement (the Credit Agreement has been filed previously)

         27 Financial data schedule pursuant to Article 5 of Regulation S-X

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on November 4, 1999.

                                    PACKARD BIOSCIENCE COMPANY


              By:                      /s/ Emery G. Olcott
                       -------------------------------------------------------
                                           Emery G. Olcott
                                     Chairman of the Board, Chief
                                    Executive Officer and President


              By:                      /s/ Ben D. Kaplan
                       -------------------------------------------------------
                                           Ben D. Kaplan
                                      Vice President and Chief
                                         Financial Officer


              By:                      /s/ David M. Dean
                       -------------------------------------------------------
                                           David M. Dean
                                        Corporate Controller