Form 10-K405
period 1999-12-31
PACKARD BIOSCIENCE CO
filed 2000-03-30
CIK 1035975

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

                   For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-24001

                           Packard BioScience Company
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                               06-0676652
----------------------------------                       -----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

800 Research Parkway, Meriden, Connecticut                       06450
------------------------------------------               -----------------------
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code  203-238-2351
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered

            None
------------------------------         -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

             None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|.

Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 17, 2000: $806,040,125.

As of March 17, 2000, there were 47,414,125 shares of the registrant's common stock outstanding.

Documents incorporated by reference in this report: None.

                                     PART I

ITEM 1. BUSINESS

General

      Packard BioScience Company (the "Company") is a leading global developer, manufacturer and marketer of instruments and related consumables and services for use in the life sciences research and nuclear industries. Our broad technology portfolio and our experience in working in more than 60 countries with market-leading customers have allowed us to establish a worldwide leadership position in many of our primary product categories, with well-recognized brand names and a reputation for high-quality, reliable instruments. For the year ended December 31, 1999, we generated total revenues of $264.9 million.

      We are primarily focused on the rapidly growing areas of drug discovery, genomics and biochip analysis. We are continuing to develop integrated platforms built on our wide range of technologies and instrumentation. These platforms are designed to support the industrialization of drug discovery by bringing the benefits of miniaturization, automation and ultra-high throughput analysis to these areas. Today, we believe we provide the most comprehensive integrated solutions for drug screening applications that allow our customers to increase speed, reduce cost, improve data accuracy and enhance productivity. We intend to build upon our drug screening foundation by expanding on our evolving genomics, biochip and microarray platforms.

      Unless the context otherwise requires, all references herein to "we", "us" and "our" are to the Company.

      Packard, HTRF, TopCount, InstantImager, MultiPROBE, FlashPlate, Discovery, PlateTrak, Cyclone (in the EU only) and LucLite are registered trademarks and ALPHA, AlphaQuest and Biochip Arrayer are trademarks of the Company or its subsidiaries.

Our History

      We were founded in 1965 by Emery G. Olcott, our current President and Chief Executive Officer, for the purpose of manufacturing nuclear instrument modules, or NIMs. The sale of these electronic devices, which are used to detect and measure the energy of radioactive materials, laid the business foundation for Canberra to become a global leader in the areas of radiation exposure measurement of humans, neutron counting, nuclear safeguards and high-purity germanium detectors. Through the purchase of Packard Instrument Company from United Technologies Corporation in 1986, we diversified our product portfolio into bioanalytical instruments and biochemicals and supplies for the life sciences research industry. During 1998, we acquired Carl Creative Systems, Inc., currently known as CCS Packard, Inc., and BioSignal, Inc. CCS Packard is a
developer, manufacturer and distributor of high throughput   liquid handling
systems used in the life sciences research, in-vitro diagnostics and pharmaceutical drug discovery industries. BioSignal is a developer and supplier of cloned drug targets and assay reagents used in pharmaceutical and biotechnology research, and provides screening services to drug discovery companies. In March 2000, we acquired a 51% interest in Carl Consumable Products, LLC, a recently-formed designer and manufacturer of disposable pipette tips for liquid dispensing robots used to automate drug discovery and genomics research.

      In March 1997, we completed a recapitalization transaction as a result of which Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington") acquired approximately 69% of our common stock (the "Recapitalization").

Packard Instrument

      Through our wholly-owned subsidiary, Packard Instrument, Inc. ("Packard"), we are a leading company in laboratory automation and have developed scalable platforms built on our worldwide leadership in the manufacturing and marketing of bioanalytical instruments for use in the life sciences research industry. Pharmaceutical and biotechnology companies have recognized that, in order to advance the drug discovery process, significantly greater investments in genomics research and advanced drug screening at high throughput rates are required. Meeting this growing demand with integrated, multitechnology, scalable solutions that span the drug discovery process is a key element of our growth strategy. The development of our genomics analysis, biochip and microarray platforms will complement our well-established drug screening platform.

      Our rich portfolio of proprietary technologies is embodied in our products, consumables and services. We own approximately 50 U.S. and foreign patents and have over 30 patent applications pending in the United States and abroad. According to a recent independent market study, Packard provides the broadest range of products and services to the pharmaceutical drug screening industry. Packard's primary products include: microwell plate readers; imaging systems; automated liquid handling systems; laboratory robotics; bioanalytical spectrometers; and biochemicals and related supplies.

      Packard has strong long-term relationships with a broad customer base that includes substantially all of the 50 largest pharmaceutical and biotechnology companies. We have one of the largest installed bases in the life sciences research industry with over 25,000 instruments. Packard's broad and well-developed customer relationships and extensive installed base not only allow us to generate a recurring revenue stream from services and sales of related consumables, but also provide us with customer insights that are invaluable for the development and commercialization of new products and technologies. Through Packard's worldwide sales, marketing and service organization of approximately 400 individuals, we distribute our instruments and other products and provide services to many of the leading pharmaceutical, biotechnology and agrochemical companies as well as to prominent academic, government and medical laboratories.

Canberra Industries

      Through our division, Canberra Industries ("Canberra"), we are the worldwide leader in analytical instruments and systems used to detect, identify, quantify and monitor radioactive materials for the nuclear industry and related markets. Our thirty-five year history and what we believe to be the largest installed base in the nuclear instrument industry provide us strong brand recognition and an extensive worldwide distribution and support network. Throughout our history we have enjoyed close relationships with key customers, including the U.S. Department of Energy and the International Atomic Energy Agency as well as major utilities and research laboratories, that have resulted in the development of a number of our new technologies and products. More recently, we have been applying our market and technology leadership to the provision of measurement services to our customers.

      We are also a leader in outsourced measurement services that add a new value dimension to our marketplace. The U.S. Department of Energy alone has budgeted $6.3 billion in the current fiscal year to spend on programs for cleaning up sites that were used for the production of nuclear materials for weapons. We believe that an increasing amount of resources spent each year on cleanup efforts will be privatized, providing growth opportunities for outsourced services, such as measurement services provided by Canberra. In addition, we believe that remediation in the nuclear power industry, both domestically and abroad, will provide significant additional opportunities for growth.

PACKARD INSTRUMENT

Industry Overview

      The life sciences research industry is undergoing fundamental change and growth resulting principally from the explosive growth in gene discovery and the increasing demand for greater efficiency in the drug discovery process. Industry experts estimate that in the year 2000 the life sciences research industry will spend more than $80 billion on drug discovery research and development. Traditionally, chemists laboriously synthesized new compounds with potential therapeutic activity one at a time or painstakingly isolated them from natural resources. Today, combinatorial chemistry techniques are used to greatly increase the supply and diversity of such compounds. Libraries of hundreds of thousands, or even millions, of compounds are now available for testing in biological assays against disease targets.

      Until recently, life sciences researchers had identified only a few hundred targets. Driven by large-scale DNA sequencing projects, such as the Human Genome Project, life sciences researchers expect to identify tens of thousands of new gene targets as they decipher the genomes of both humans and disease-causing organisms. Sifting through these massive gene pools to identify disease-causing genes will require large-scale experimentation. Determining which gene variations cause or play a role in diseases will be an even greater challenge. Once potential targets are identified, they need to be screened against hundreds of thousands, if not millions, of compounds, a process known as "drug candidate screening." As a result of this dramatic increase in the need for drug candidate screening, industry experts agree that new bioanalytical tools and optimized processes will be required to improve the overall efficiency of the drug discovery process. It is generally accepted that industrialization and automation of repetitive activities will be required to streamline the drug discovery process.

      The following discussion describes the steps which lead to drug discovery.

      Genomics

      Structural Genomics

      Interest in understanding the relationships between genes and diseases has generated a worldwide effort to identify the structure and sequence of the genes of many organisms, including the approximately 3 billion DNA base pairs comprising the approximately 100,000 genes within the human genome. Known as the Human Genome Project, this project is expected to identify most of the human genes by the year 2001. While the portfolio of existing drugs is believed to act only on approximately 500 gene products or targets, scientists believe that 5,000 to 10,000 gene products represent the majority of the important drug targets from which therapeutic products may be developed. In addition to human-related genomics, the sequencing of the genome of disease-causing organisms is producing numerous potential targets for drugs to treat infectious diseases.

      Functional Genomics

      We anticipate that, once researchers identify the structure of a gene and sequence of its base pairs, the identification and validation of new drug targets will require an understanding of the specific function and role of that gene in diseases. This effort will require many years of additional research and large-scale bioanalytical experimentation with millions of samples. Single nucleotide polymorphism, or SNP, genotyping and gene expression analysis, described below, are considered essential techniques to determine the function and association of genes with specific diseases.

      Single Nucleotide Polymorphism Genotyping. SNP genotyping is the process of analyzing locations within a genome where variations in a gene sequence, or genetic polymorphisms, are known to exist. Genetic polymorphisms play a role in an individual's susceptibility to disease and response to drugs. SNPs are the most common type of genetic variation. There are an estimated 3 to 10 million SNPs in the human genome, but only a small fraction have been identified to date. This number is expected to increase dramatically as both public efforts, such as the SNP Consortium, and numerous individual companies that have initiated programs, attempt to identify hundreds of thousands of human SNPs.

      The identification of a SNP does not indicate whether or how it may relate to human health. To relate SNPs to disease or drug response, SNPs must be measured, or typed, in hundreds of thousands of people and correlated with clinical data describing the health of those individuals. These studies will require hundreds of millions of measurements. As more and more SNPs are identified, a new market is quickly emerging for high throughput detection of SNP genotypes. A portion of the need for this high throughput will be created in the clinical trials and commercialization stages through "pharmacogenomics," which is an approach to drug development that utilizes genotypic information to develop highly specific drugs.

      Gene Expression Analysis. Gene expression is the process by which a gene's coded information is ultimately translated into the production of proteins within a cell. While all cells contain the full set of genomic DNA, different cells express different sets of genes depending on cell type and environmental conditions. Certain diseases also arise from the over or under expression of genes. Gene expression levels are measured by detecting differences in messenger RNA, or mRNA, patterns. mRNA serves as a template for the production of proteins. A primary application of this process is differential gene expression analysis, where researchers compare the genes expressed in healthy and diseased samples to identify specific genes involved in a particular disease process. Another common application involves measuring a change in expression of certain genes when researchers add drug candidates to cells.

      As researchers identify more genes from the genome sequencing projects, we expect the market for expression analysis technologies to grow significantly. For example, faster and more efficient instrumentation will enable researchers to screen a compound library more effectively and look for those compounds that affect expression of certain genes in a beneficial way, or develop a screening system to assess the toxicological effect of a set of new drug leads.

      Proteomics

      Protein Function

      Instead of analyzing a gene or its mRNA, proteomic research studies the function of genes by direct analysis of the gene product, or protein. A "proteome" is defined as a set of functional proteins encoded by a gene and is the protein complement of the genome. A systematic analysis of the protein profiles of healthy and diseased tissue may identify disease-specific proteins. Initially, proteomics will complement functional genomics for the identification and validation of targets. Once sets of candidate proteins believed to be associated with certain diseases have been identified and characterized, high throughput technologies will be required to screen the effect of drug candidates on protein expression or to perform clinical studies and diagnostic analyses.

      Targets

      Targets are specific biological molecules, usually proteins, which are believed to have a significant role in the onset or development of a disease. Target identification involves acquiring knowledge about the role a particular molecule plays in the body in order to determine whether it might be a good target for further investigation. Target validation is the demonstration that affecting the function of a particular target has a positive effect on the course of a disease. Target validation employs a variety of scientific research, including the analysis of mRNA, proteins and cells. Today, while this activity is often associated with proteomic studies, it is most often initiated with genomics studies.

      Combinatorial Chemistry

      Compounds

      Over decades, chemists in major pharmaceutical and chemical companies built up libraries of hundreds of thousands of compounds. These compounds were usually obtained by chemical synthesis one at a time or, alternatively, by isolation from natural sources. During the last few years, however, many corporate and academic groups have developed combinatorial chemistry techniques that combine compounds to greatly increase the supply and diversity of small molecules for screening. As a result, most companies now have access to millions of compounds to be tested against established or new targets and yield potential lead compounds for the development of new medicines. These vast numbers of compounds, combined with the explosion in new targets, present a substantial challenge to the drug discovery process and create a need for faster and more cost-efficient screening.

      Drug Candidate Screening

      Drug candidate screening generally involves testing of large libraries of different compounds in relatively simple assays, or tests, containing targets identified through genomics and proteomics research. Assays are employed to determine the effect of a compound upon a particular target. When applied methodically, assays can be used as screens to identify active chemicals, referred to as "hits," that may produce a desired effect upon a target's function. Lead compounds can be identified by additional screening of hits and may then be optimized to generate candidate compounds for development as potential medicines.

      Assays

      Assay development, in the context of screening compounds against a new target, refers to a test a researcher must develop for measuring whether particular compounds in a library interact with the target in a certain manner. The type of assay utilized for drug screening depends on the target under investigation and the type of information being sought. Researchers design some assays to measure whether and how tightly a compound binds to a target, such as the binding of a drug to a protein. Other assays are designed to measure whether and to what degree a compound reduces the biological activity of a target, such as the activity of an enzyme. In other cases, researchers test compound collections against living cells and measure a particular cellular response, such as a change in expression level of one or more genes. Targets can be incorporated into either biochemical or cell-based assays. A biochemical assay involves a target that is isolated from its natural cellular environment. Cell-based assays test compounds on targets functioning in the environment of living human or other mammalian cells. For lead optimization, described below, cell-based assays provide a number of advantages, including greater predictive value of therapeutic effect and potential toxicity. However, cell-based assays have typically been more difficult and time consuming to develop and to perform due to difficulties in detecting the function of a target in a living cell and the inherent technical complexities of using human or other mammalian cells in drug screens.

      Screening

      Screening is the process of methodically testing libraries of compounds for potential therapeutic value by using assays to determine if any of the tested compounds affect a selected target. Primary screening involves performing an identical test on each compound in a large library to identify hits. Re-testing confirms initial hits and secondary screening refines the initial evaluation of hits. For example, secondary screening may measure a hit's "potency," which is the amount of the hit compound required to exert its effect, and "specificity," which is the degree to which the hit exerts its effect on the defined target rather than unintended targets. With the rapidly growing list of targets identified by genomics programs, the major pharmaceutical companies are moving towards screening up to 100 targets annually against libraries of up to one million compounds using semi-automated or high throughput screening systems.

      Lead Optimization

      Lead optimization refers to the process of sorting through compounds that emerge from the screening process, and involves conducting successive rounds of chemical alterations and biological tests to find compounds likely to have appropriate drug properties. Like target validation, lead optimization involves a variety of methods, including protein and cellular analysis, chemical synthesis and high throughput experimentation.

      Drug Development

      Early ADME/Tox and Pre-clinical Testing

      ADME/Tox stands for the following properties of a lead compound: absorption by the intestinal systems, distribution within the body, metabolism by the liver and other systems, excretion and toxicity. The ADME/Tox phase is typically conducted during pre-clinical studies. However, to avoid costly and time-consuming pre-clinical experiments, simplified molecular and cellular model systems that mimic mammalian physiology are often used to gain information about the lead's solubility in blood plasma, its cell penetration capabilities or its toxicity. These studies in these surrogate molecular and cellular systems, referred to as "Early ADME/Tox," are bridging the gap between a need for high throughput and true physiological information about lead compounds.

      Clinical Trials and Commercialization

      Clinical trials test pharmaceutical product candidates in humans to demonstrate their safety and efficacy. Because clinical trials are the most expensive part of drug development, pharmaceutical companies are attempting to improve the outcomes of clinical trials by using genomic approaches to drug development. In order to use genomics in a clinical trial, each patient's genetic make-up must be analyzed. This could entail analysis of thousands of different SNPs in a patient's DNA which, for a 1,000 patient trial, would require generating millions of data points. The successful outcome of clinical trials may result in regulatory approval to commercialize the new drug product.

      Shortcomings of the Drug Discovery Process

      Whereas many technology companies offer a solution for one individual component of the broader drug discovery process, we are incorporating numerous proven technologies into our product offerings so that the entire process can operate with greater efficiency. Our approach is aimed at total integration of our technologies, which were developed to eliminate present-day shortcomings from the drug discovery process. These shortcomings result from insufficient speed of analysis due to lack of integrated automation in moving samples through the process, limitations on the ability to miniaturize assays and the high cost of failures late in the drug development process. Our solutions address these shortcomings with features such as miniaturization, automation and ultra-high throughput. In addition, the development of our genomics analysis, biochip and microarray platforms will complement our well-established drug screening platform.

Packard's Technology Portfolio

      We are developing one of the broadest portfolios of technologies, products and services to support the drug discovery industry and to address current shortcomings in most stages of the drug discovery process. We believe that, in order to support more efficient drug discovery, industrialized platforms that optimize the use of technology components are required. Please refer to "--Intellectual Property" for more information regarding licenses relating to these products.

      Proprietary Assay Reagents

      We have internally developed or exclusively licensed a broad range of proprietary assay technologies, which we believe exhibit significant advantages over existing high throughput assays in terms of sensitivity, miniaturization capability and versatility. Because these are "one-step" or homogeneous assays, which do not require additional separation or washing steps, they enable high throughput analysis and fully automated screening. In addition, our assay portfolio covers a wide range of both biochemical and cell-based assays, and can be used against most major classes of drug targets in most therapeutic areas. Our assay portfolio consists of:

      - ALPHA. Amplified Luminescent Proximity Homogeneous Assay, or ALPHA, is a homogeneous assay technology for biochemical and molecular assays exclusively licensed from Dade Behring, Inc. As a result of its signal amplification characteristics, ALPHA has superior sensitivity enabling ease of use, throughputs of greater than 250,000 samples per day and excellent miniaturization capabilities. Without the need to increase reagent concentrations, ALPHA offers the sensitivity of heterogeneous assays in a homogeneous format, and enables assay miniaturization to very small volumes. Released to the market in late 1999, this technology is expected to find widespread acceptance for a wide range of drug discovery assays. In addition, ALPHA can be configured to run two tests within one assay, which makes it particularly useful for ultra-high throughput genomics applications, such as SNP detection and gene expression analysis;

      - BRET. We consider Bioluminescence Resonance Energy Transfer, or BRET, a breakthrough luminescent assay technology for proteomic studies in live mammalian cells. This new technology is in its final stages of testing and we currently expect to make it commercially available later this year. It is designed to significantly increase the speed of developing assays for new gene targets by decreasing steps necessary in protein analysis. This technology is licensed exclusively from Vanderbilt University;

      - LucLite. In 1996, we introduced, under the trade name LucLite, a glow-type luminescent substrate that for the first time enabled ultra-high throughput screening of gene expressions in cells. Today, we estimate that LucLite reagents have been used to screen over 60 million compounds worldwide;

      - FlashPlate. FlashPlate scintillation proximity assay technology was introduced in the early 1990's for homogeneous radioisotopic applications. Despite the trend away from the use of radioisotopes, we believe that radioisotopic assays will remain useful for a significant percentage of drug discovery assays because it is possible to label a compound with a radioisotope without altering its chemical structure. We currently distribute FlashPlates through NEN Life Science Products, Inc. under an exclusive license agreement; and

      - HTRF. Introduced in 1996, Homogeneous Time-Resolved Fluorescence, or HTRF, was the first homogeneous assay technology using fluorescence as opposed to radioisotopic labeling that has found widespread use in the pharmaceutical industry for high throughput screening of enzyme, protein-protein interaction and other molecular interaction assays. HTRF provides an improvement over homogeneous radioisotopic assays as it does not require radioisotopic labeling, and provides fivefold throughput increases to over 50,000 samples per day. This technology is licensed exclusively from CIS bio international.

      Proprietary Assay Formats

      Today, the large majority of high throughput assays are conducted in standardized plastic plates having 96 small reservoirs, or "wells," to facilitate parallel experimentation. Driven by higher throughput needs, parallel processing requirements and cost constraints, the industry is rapidly moving towards miniaturized assay formats which include high-density microwell plates, lab-on-a-chip and biochip/microarray formats. We believe that we are the only company that will be able to offer all these assay formats and provide compatible high throughput assay platforms. These capabilities will give our customers a migration path to miniaturized assays as applications emerge.

      - Microwell plates. We have built a reputation as a specialty microwell plate supplier for high throughput assays in the drug discovery market. We have proprietary plates for cell-based assays, filtration assays and scintillation proximity assays in both 96- and 384-well formats. In addition, we are working closely with other manufacturers to develop 1536-well plates suited for conducting the miniaturized assays enabled by our new ALPHA and BRET assay technologies.

      - LabCard chips. Through an agreement with ACLARA BioSciences, Inc., we have obtained exclusive access and distribution rights to 96-well Oasis LabCard chips to enable miniaturization of homogeneous assays beyond the capabilities of microwell plates. These LabCard chips are similar in size and format to existing microwell plates. However, through the use of microfluidic channels, one can conduct assays in volumes as small as one thousandth the volume allowed by today's microwell plates. Unlike microarrays that are limited to conducting solid-phase DNA assays, the Oasis LabCard chips act as "wet chips," allowing assays to be conducted in solution phase, thus expanding application versatility.

      - Hydrogel chips. We have a co-exclusive license with Motorola, Inc. to commercialize the biochip technology developed at Argonne National Laboratory. Consisting of a thin hydrogel film on a glass substrate, hydrogel chips provide a "three-dimensional" substrate for the immobilization of nucleic acids and proteins in microarray formats with densities of up to thousands of elements per square centimeter. Microarrays can be produced in two formats: at the bottom of the wells of microwell plates, so called Microarray Plates, or on standard format glass microscope slides, so called biochips. Because the hydrogel provides an aqueous microenvironment for biological reactions, hydrogel chips are suited for the production of both DNA-chips and protein-chips.

      Proprietary Microfluidics and Robotics

      We have internally developed a number of products to miniaturize sample preparation and automate high throughput systems. Our microfluidics and robotics portfolio includes:

      - Piezo-tip microfluidics. This unique liquid handling technology utilizes piezoelectric actuators to "squeeze" glass tips in order to dispense pre-determined numbers of picoliter size droplets at high frequency in miniaturized wells or on solid surfaces. This "drop-on-demand" technology enables the tips to dispense volumes ranging from 300 picoliters to several microliters with great precision and accuracy. Several proprietary techniques are being used to implement banks of piezo-tips on microfluidic robots able to routinely aspirate, transfer and dispense minute quantities of samples and reagents from standard labware to miniaturized devices such as LabCard chips or microarrays.

      - PlateTrak robotics. These industrial-strength microwell plate and liquid handling robotics use linear bi-directional conveyor belts to process samples at very high throughputs. The combination of various process modules, such as 96- and 384-tip liquid dispensing, washing, filtration, sealing, barcode reading and plate stacker modules, permits the automation of virtually any high throughput sample preparation protocol. In addition, a "pick-and-place" robotic arm allows the system to support peripheral devices such as incubators, thermal cyclers and microwell plate readers in the automation process.

      Proprietary Detection Technologies

      We have developed a portfolio of ultra-high throughput detection techniques to integrate our assay technologies with our robotics platforms. Among the products incorporating these techniques are:

      - Microwell Plate Readers. Microwell plate readers are bioanalytical devices designed to measure sample activity in the wells of a microwell plate. Our microwell plate readers use various proprietary optical detection technologies to analyze samples from scintillation, luminescence, fluorescence, time-resolved fluorescence and ALPHA assays. Single-photon counting electronics are combined with parallel detection optics to meet ultra-high throughput needs.

      - Fiber-optic Imagers. Fiber-optic imagers are bioanalytical devices designed to obtain images and analyze the activity of samples in various sample formats. The imagers we are currently developing use highly-sensitive "charge coupled devices," or CCD, coupled to the sample through fiber optics to obtain images of sample arrays, whether in microwell plate, LabCard chip or biochip/microarray format. Our patented fiber-optic imaging technology avoids the use of lenses to project images of samples onto the CCD detection device. This results in better light gathering efficiencies, higher measurement throughputs and more accurate and quantitative analytical data.

      Other Technologies and Services

      We believe that our technologies in gene cloning and expression, and our broad portfolio of proprietary assay development tools, provide opportunities for high margin services and outsourcing arrangements.

      - Rapid Expression and Target Validation. We hold various exclusive and non-exclusive licenses to gene expression technologies, including mammalian, viral and microbial expression systems. These technologies, combined with gene cloning expertise and state-of-the-art cell culture facilities, enable rapid genetic engineering of cells expressing new protein targets for target validation by pharmacological analysis.

      - Assay Development and Screening Services. We have extensive experience in the purification of a wide range of proteins, including affinity purification with engineered genetic "tags." To facilitate rapid assay development for high throughput screening, we also maintain a portfolio of proprietary assays for receptors, reporter genes, and biochemical and cell-based assays.

Packard's Industrialized Platforms and Solutions

      According to a recent independent market research study, we provide the broadest range of products and services to the pharmaceutical drug screening industry. Whereas many technology companies offer a solution for one individual component of the broader drug discovery process, we are integrating numerous proven technologies into our product offerings so that the entire process can operate with greater efficiency. Our approach is aimed at total integration of our technologies, which were developed to eliminate present-day shortcomings from the drug discovery process. Our integrated platforms are designed to support the industrialization of drug discovery by bringing the benefits of miniaturization, integration and automation to high throughput applications such as drug screening, SNP detection and gene expression analysis. Today, we believe we provide the most comprehensive integrated solutions for drug screening applications that allow our customers to increase speed, reduce cost, improve data accuracy and enhance productivity. We intend to build upon our drug screening foundation by expanding on our evolving genomics, biochip and microarray platforms.

      The primary features of our integrated system are:

      - Miniaturization. Unlike other microfluidic systems, our devices use a miniaturization approach based on standardized microwell plate sizes in order to maintain compatibility with most laboratory equipment. Our piezo-tip dispensers can automatically miniaturize liquid handling procedures to sub-nanoliter volumes. For solution-based assays, the unique capillary design of the Oasis LabCard chips eliminates evaporation problems, even when volumes as small as one-thousandth of current microwell volumes are used. In addition, our piezo-tip dispensers can be used to produce microarrays on chips for solid-phase applications.

      - Automation. Our PlateTrak microwell plate and liquid handling robots were the first to use bi-directional conveyor belts to process samples at very high throughput. The recent addition of on-line incubation and detection makes this system the first to totally integrate assay assembly, incubation and detection in one space-saving analytical configuration. Complete experiments for both molecular and live cell screening assays, as well as for high throughput genomics assays such as SNP detection and gene expression, can be automated using these platforms. Depending on the assay, the PlateTrak robotic system will process and analyze samples in microwell plates, LabCard chips or Microarray Plates.

      - Ultra-High Throughput. By integrating our multi- detector microwell plate readers and fiber-optic imaging detectors on our PlateTrak's bi-directional robotic system, analytical throughputs will match the proven high-speed sample preparation capabilities of the system. Through the automated process line approach for sample preparation, liquid handling, incubation and detection, throughputs of hundreds of thousands of samples per day can be achieved for a wide range of assays.

      The advantages of our current industrialized platforms and those under development are listed in the following table:

       Feature                     Enabling Technologies                         Benefits
       -------                     ---------------------                         --------
Miniaturization               - Piezo-tip liquid handling               - Parallel analysis
                              - LabCard chips, Microarray Plates        - Low cost per test
                              - ALPHA and BRET assays                   - Compound and target savings
Automation                    - PlateTrak robotic system                - Reduces labor intensity
                              - Homogeneous, one-step assays            - Enables miniaturization
                              - On-line fiber-optic imaging
Ultra-high throughput         - Multi-tip liquid handling               - Time savings
                              - Parallel plate processing               - Faster lead discovery
                              - Parallel sample detection               - Greater capacity
Multi-assay capability        - Biochemical/binding assays              - Target validation
                              - Cell-based functional assays            - Lead discovery/optimization
                              - Microarray assays
High-quality data             - Homogeneous, separation-free assays     - Reduces false positives
                              - Assay portfolio                         - Reduces late failures
Standard assay formats        - 96-, 384- and 1536-well plates          - Migration to high-density formats
                              - Oasis LabCard chips                     - Compatibility with standard laboratory
                              - Microarray Plates                           equipment
Assay development services    - "Gene-to-screen" assay development      - Process integration
                              - Assay and platform integration          - Savings in time and cost of assay

      For over five years, we have installed elements of our system at substantially all of the 50 largest pharmaceutical and biotechnology companies worldwide. Leading companies such as Merck, Amgen, Hoffmann-LaRoche, Schering-Plough and AstraZeneca together have purchased hundreds of our microwell plate readers and numerous liquid handling robots, and rely on us to streamline their drug discovery process.

      Industrialized Drug Screening Platform

      Our industrialized drug screening platform allows high throughput screening facilities to transition from conventional microwell plates, to high-density microwell plates, to Oasis LabCard chips and ultimately to Microarray Plates.

Our platform builds upon PlateTrak "assembly-line" technology for ultra-high throughput automation, proprietary piezo-tip dispensing technology for miniaturization, ultra-sensitive luminescence detection technologies for both biochemical and cell-based assays, and integrated detection capabilities using either microwell plate readers or fiber-optic based imaging. We believe these applications can be further extended beyond conventional screening by combining the multi-tip liquid dispensing technology with multi-fiber optics imaging for simultaneous injection of compounds and measurement of their instantaneous response on live intact cells. Simultaneous data from all wells would provide enhanced information on drug lead affinity, efficacy and function from a single assay, thereby helping to identify drug candidate failures early in the process. The following are the various elements of the platform:

      - Automation. We believe our PlateTrak robotic system can automate the sample preparation of virtually any high throughput screening protocol using a modular conveyor approach that combines automated microwell plate processing robotics with proprietary 96- and 384-tip liquid dispensing modules. Today, assays can be conducted in 96-, 384- and 1536-well plates. We believe further miniaturization will be possible through the use of piezo-tip liquid handling technology and Oasis LabCard chips or Microarray Plates.

      - Assays. Automated high throughput preparative tools are compatible with our HTRF technology for biochemical assay measurements, as well as with LucLite substrates for cell-based reporter gene assays. The introduction of our ALPHA and BRET assay technologies is expected to provide enhanced performance. ALPHA enables scaling down assays into 1536-well plates, and we plan to adapt ALPHA to the sub-microliter format of the Oasis LabCard chips. BRET is still under development and is expected to extend the applications of the platform to functional genomics and proteomic assays in live cells. In addition, by integrating our fiber-optic imaging technology onto the platform, we intend to expand automated assay processing to allow for scintillation proximity assays, as well as kinetic measurements of compound-target interactions by measuring luminescence and fluorescence signals in live cell assays.

      - Detection. The integration of our microwell plate readers results in high throughput screening platforms with superior performance for scintillation, luminescence, HTRF and ALPHA assays. Our microwell plate reader products are highly sensitive, high throughput detection systems, capable of performing low-volume assays in small-volume 384-well plates for HTRF, and 1536-well plates and Oasis LabCard chips for ALPHA. Throughputs of 50,000 to over 250,000 samples per day can be achieved per instrument for HTRF and ALPHA, respectively. In addition, by virtue of integrating fiber-optic imaging technology, we believe our ultra-high throughput screening platform will keep its competitive edge over other automated screening systems.

      Industrialized Genomics Analysis Platform

      We are extending the applications of our industrialized high throughput drug screening platform to genomics analysis. We believe that our industrial-strength automated process line can be successfully adapted to meet the growing high throughput requirements for SNP genotyping and gene expression analysis, so called mRNA measurements. This platform is intended for use in candidate-gene approaches, where a limited number of genes or SNPs suspected to be associated with diseases are screened against large numbers of samples. These applications include screening compound libraries for new drug leads, or studying the effect of candidate drugs on expression levels of genes associated with drug toxicity and efficacy, so called Early ADME/Tox studies. In addition, industry experts anticipate that there will be large demand for screening SNP candidates in a great number of individuals to confirm disease association, and to conduct large-scale pharmacogenomics studies. Like our drug screening platform, we believe that our integrated genomics system will address three key issues associated with high throughput SNP genotyping: automation, throughput and cost. The following are the various elements of the platform:

      - Automation. By taking full advantage of the flexibility and parallel plate processing capabilities of the PlateTrak robotic platform, complex molecular biology sample preparation procedures, such as DNA/RNA extraction, purification, amplification and hybridization, can be totally automated at high throughput. Moreover, the use of dual-color ALPHA reagents is expected to eliminate the need for post amplification reactions. The simultaneous addition of amplification reagents, hybridization probes and dual-color detection probes should offer many procedural advantages, as it enables amplification and detection in closed sample containers (sealed microwell plates or LabCard chips). In addition to facilitating total automation, this feature should eliminate potential lab contamination, which is a major problem with open container DNA amplification systems such as polymerase chain reaction, or PCR. This ability to avoid cross-contamination will also eliminate "false positive" results, giving the system the robustness required for industrial-strength genotyping. We believe that, through the use of small-volume 384-well plates, the cost per SNP analysis can be reduced to levels below that of most current, often laborious techniques. If we succeed in adapting the system to use ACLARA's Oasis LabCard chips, to which we have exclusive distribution rights, we will have a competitive advantage to lower cost further to levels that make mass analysis possible.

      - Assays. Our preferred assay method for genomics analysis uses hybridization with dual-color ALPHA detection. Two color detection allows the determination of the two possible bases of SNPs in a single well. Moreover, because at least one color must be present, two color reactions have their inherent internal quality control. ALPHA labels are very stable in stringent amplification and hybridization reactions. In addition, the homogeneous, one-step nature of ALPHA makes it possible to perform DNA amplification and probe hybridization followed by detection in the same reaction wells without having to open the wells after temperature cycling. Our approach avoids evaporation, enables miniaturization and eliminates cross-contamination by the amplified product. Other applications of this ALPHA-based genetic analysis platform are: gene expression analysis, DNA molarity testing and quantitative PCR amplification.

      - Detection. This integrated genomics analysis platform will employ high throughput laser-based ALPHA detectors using either multiple discrete detectors or fiber-optic imaging technology. The measurement time per SNP is just a few seconds, and so far, testing conducted with real-world genomic samples gave consistent, high signal-to-noise ratios, making it possible to automate genotype determination through software interpretation of the data. We believe that we will be able to achieve throughputs greater than 25,000 samples per day with a single, integrated system.

      Although this high throughput genetic analysis platform is still under development, most of its critical components and processes have been proven at various customer and collaborator sites. The complete sample preparation process has been automated at the genome center of the Whitehead Institute, while the dual-color ALPHA chemistry has been evaluated by Dade Behring, Inc. Real-world SNP analysis tests, using single-color ALPHA with genomic samples of the Montreal Genome Centre, resulted in 99% genotype identification accuracy. The use of dual-color ALPHA should result in further accuracy improvements. We believe that by building upon our high throughput screening platform we can bring the benefit of proven automation technology to SNP detection, and other genetic analysis methods.

      Biochips and Microarrays

      Although still under development, most critical components and processes of our biochip platform have been developed and tested. The biochip or microarray is part of an integrated system that begins with the deposition of genes and proteins, referred to as the "probe," on the surface of a flat substrate, referred to as "chip." Sample DNA or protein, the "target," is prepared independently and applied to the biochip for hybridization. After hybridization between complementary DNA sequences in the sample target and the probe DNA immobilized on the chip, the hybridization signals are detected and analyzed.

      The use of our proprietary non-contact, drop-on-demand piezo-tip dispensing robotics enables the production of microarrays/biochips on virtually any substrate, and with virtually any probe, whether synthetic DNA, gene fragments or proteins. This flexibility enables the production of custom biochips with low set-up costs and fast turn-around time. Our business model is based on both the internal production of such chips, and the transfer of our piezo-tip production tools and best production practices to customers against the payment of technology transfer and licensing fees. We believe this gives us a significant competitive advantage over our competitors as it enables our customers to maintain confidentiality with respect to their bioinformatics.

      In addition, we plan to produce and distribute biochips made with our proprietary hydrogel chip. This will result in differentiated performance and an improved intellectual property position. The hydrogel chip is a three-dimensional, porous substrate which avoids some of the fundamental array density patents that encumber this field. In addition, hydrogel chips provide an aqueous microenvironment for the immobilization of probes and the hybridization of targets. We believe that this feature, and the fact that DNA is deposited within a hydrogel film on the chip rather than synthesized, gives us considerable freedom to operate in the DNA chip market. The following describes this process.

      - Biochip Production. The major advantages of our piezo-tip biochip production tools are the high-quality and excellent precision of the microarrays, the flexibility to dispense synthetic DNA, gene fragments, or cDNA, and proteins on both porous and non-porous substrates. Competing arraying technologies use pin tools to dispense sample by touching the non-porous chip substrate. Dispensing accuracy is affected by the quality of the pin, the proximity of the pin to the substrate, and precision varies because of non-uniformity of the substrate or surface variability between substrates. In addition, we believe our production process offers more flexibility than the photolithographic DNA synthesis method where cDNA and proteins cannot be applied. As for the chip substrate, we can produce biochips using either the customer's substrate, or our own proprietary hydrogel substrate. Hydrogels provide a three dimensional structure enabling biomolecular interactions to occur in an aqueous microenvironment. Samples are aspirated from source vessels such as microwell plates and arrayed on biochip substrates by dispensing 300 picoliter droplets of probe material.

            Our first generation product, the Biochip Arrayer I, designed for low throughput research applications, features four piezo-tip dispensers. Our high throughput Biochip Arrayer II, currently under development for high-capacity production applications, features 8 piezo-tips, upgradable to 48 tips, and is capable of "on-the-fly" microarraying to produce hundreds of thousands of biochips per year. Rather than dispensing and immobilizing probes on a single surface, as is the case with conventional biochips, hydrogels can capture probes in thousands of multiple layers, which will significantly increase probe concentration. We believe that these features make hydrogel chips suited for both genomics and proteomics applications.

      - Sample Preparation. Sample preparation steps are virtually identical to those described under the automation section of the Industrialized Genomics Analysis Platform, although DNA amplification and detection are not performed in closed containers. Post amplification processing is required and typically consists of pooling the amplification products in one sample mixture that is then applied to the biochip for hybridization. For high throughput applications, we can use our PlateTrak robotic system to automate sample preparation. For low throughput, our MultiPROBE robotic liquid handling system can be used.

      - Assays. We can produce chips in two formats. The "biochip slide" format makes the chip compatible with hybridization and washing equipment commonly available in the lab for microscope slide processing. This format is used for low throughput applications, such as assay development or academic research, and may also be very suitable for diagnostics applications. For higher throughput applications, we plan to produce Microarray Plates by depositing microarrays on the bottom of the wells of a 96-well plate. This format works in conjunction with our PlateTrak robotic system for high throughput applications.

            Through a collaboration with and co-exclusive license from Boston University, we have access to the so-called Positional Sequencing By Hybridization, or PSBH, universal arrays. The PSBH approach offers two potential advantages for conducting genetic analysis assays on chips: the PSBH hybridization method makes SNP detection more specific; and the PSBH methods permit the use of universal rather than gene-specific arrays for SNP detection.

Products and Services

      Increasingly, we are combining several of our products to create "industrialized" automation platforms to support more efficient drug screening and genomics analysis. We also provide biochemicals and supplies used with our instruments and platforms, as well as related service and support. More recently, we have also been providing outsourcing services to the pharmaceutical industry. Our products and services consist of:

      Microwell Plate Readers. Our TopCount microwell plate reader was one of the first instruments to provide high throughput microwell plate scintillation counting to screen compounds in drug discovery, and for analysis in molecular and cellular biology, immunology and biomedical research. Through the introduction of several new products in the early 1990s, we rapidly penetrated the microwell plate reader market, becoming one of the largest suppliers of these types of instruments. In 1997, we introduced our Discovery microwell plate reader, a proprietary instrument that uses time-resolved fluorescence for detection, and is compatible with HTRF assays, and at the end of 1999, we introduced our AlphaQuest reader, which is designed for ultra-high throughput drug candidate screening using ALPHA assays. Our current microwell plate reader products perform detection using both radioisotopic assays and a broad range of non-isotopic methods such as colorimetric, luminescence, fluorescence, time-resolved fluorescence and ALPHA methods.

      Imaging Systems. Our current imaging systems are used to detect the activity of isotopically-labeled samples, including gels, blots, DNA assays and high-density arrays for use in drug development, genomics analysis and molecular and cellular biology, including areas such as genomics, neuroscience, immunology and biochemistry. We entered the imaging market with the introduction of our InstantImager product in 1993. We believe that this product provides significant benefits to users in terms of real-time, fast sample turnaround and enhanced quantification capabilities. We broadened our product line in 1996 through the addition of the Cyclone, a low-cost storage phosphor imager, and intend to introduce additional imagers to our product line over the next several years, including systems based on our proprietary fiber-optic imaging technology.

      Automated Liquid Handling Systems. Our automated liquid handling systems are used to prepare small volume samples to be dispensed into the wells of microwell plates, which are then screened by microwell plate readers. Our product line includes the MultiPROBE robotic liquid handler which is often sold in conjunction with our TopCount microwell plate reader. We have also developed a next generation instrument, the MultiPROBE II, which can be expanded to meet the customer's needs. We recently introduced another new product, the Biochip Arrayer, featuring our piezo-tip microfluidics technology for ultra-small volume liquid handling. This capability and high-precision mechanics enables the preparation of samples in higher density microplates, in Oasis LabCard chips and on biochips.

      Laboratory Robotics. Our laboratory robotics feature automatic microwell plate processing robotic technology combined with proprietary 96-tip and 384-tip liquid dispensing modules, and a variety of other sample processing and liquid handling modules. Our PlateTrak conveyor belt-based system can be customized to meet increasing sample throughput needs of customers in the high throughput screening and genetic analysis markets. Through the addition in 1999 of a "pick-and-place" robotic arm, the capabilities of our laboratory robotics system have been extended to include a wide variety of peripheral laboratory equipment and instrumentation.

      Bioanalytical Spectrometers. Our bioanalytical spectrometers, used broadly throughout life sciences research, use sensitive light measuring methods for detecting radio-isotopic labeled compounds. We are a leading manufacturer and marketer of bioanalytical spectrometry instruments, including liquid scintillation counters, gamma counters and flow scintillation analyzers. These instruments measure sample activity by detecting light generated through the interaction of beta particles with "scintillation cocktails." Scintillation cocktails are solutions of biochemicals used to dissolve a sample and to convert sample activity to light. Gamma counters, on the other hand, use solid scintillators. The light generated when gamma rays strike a sodium iodide crystal detector is used to measure sample activity.

      Biochemicals and Supplies. Our biochemicals and supplies are laboratory consumables used for the operation of bioanalytical instruments, both those sold by ourselves and those of our competitors. Biochemicals principally include light-emitting scintillation cocktails used in conjunction with our bioanalytical spectrometers. We are a leading biochemicals manufacturer for scintillation cocktails and supplies, such as vials and microwell plates. In early 1996, we introduced LucLite luminescence reagents for our TopCount product and, in the same year, we introduced HTRF reagents. As part of our strategy of focusing on nonisotopic processes, we acquired BioSignal, Inc. in 1998. BioSignal's core competency is in the field of gene cloning, genetic engineering of live cells and expression and production of recombinant proteins. These products are sold as protein targets to the pharmaceutical industry. With our highly-skilled workforce and specialized assay development and reagent production labs, we are well positioned to convert many traditional radioisotopic assays to non-isotopic assays that are compatible with our analytical equipment. At the end of 1999, we introduced ALPHA reagents for use in ultra-high throughput drug candidate screening applications. As a result of its signal amplification characteristics, ALPHA has superior sensitivity, enabling ease of use, throughputs of greater than 250,000 samples per day and excellent miniaturization capabilities. Without the need to increase reagent concentrations, ALPHA offers the sensitivity of heterogeneous assays in a homogeneous format and enables assay miniaturization to very small volumes.

      Service and Support. Our service and support offerings include field service, customer support, applications assistance and training through an organization of 207 factory-trained and educated service and application support personnel around the world. We provide purchasers of our instruments with service and support primarily on a fixed fee, annual contract basis. We believe that our installed base of over 25,000 instruments provides us with stable, recurring after-market service and support revenue, as well as product upgrade and replacement opportunities.

      Outsourcing. We believe that our technologies in gene cloning and expression, and our broad portfolio of proprietary assay development tools, provide opportunities for high margin services and outsourcing arrangements. In the drug discovery market, we seek to collaborate with genomics and combinatorial chemistry companies that we believe have access to considerable numbers of new drug targets and compound libraries, and for which our technologies could substantially accelerate the identification of candidate compounds for drug development. To date, we have entered into such collaborations with Millennium Pharmaceuticals, Inc. for target identification and assay development, and ComGenex International, Inc. for compound library screening.

Customers

      Packard's customers include pharmaceutical, biotechnology and agrochemical companies as well as academic institutions, government laboratories and private foundations. A representative list of Packard's domestic and international customers follows:

      Amgen, Inc.                            Max-Planck-Institut
      AstraZeneca plc                        Merck & Co., Inc.
      Bristol-Myers Squibb Company           Millennium Pharmaceuticals, Inc.
      Cambridge University                   Monsanto Company
      deCode Genetics, Inc.                  National Institutes of Health
      E.I. DuPont de Nemours and Company     Novo Nordisk A/S
      Gen-Probe Incorporated                 Pasteur Institute
      Genentech, Inc.                        Rhone-Poulenc Rorer
      Glaxo Wellcome plc                     Sankyo Pharmaceutical Company
      Harvard Medical School                 Schering-Plough
      Hoechst Marion Roussel                 Takeda Pharmaceutical Company
      Hoffmann-LaRoche AG                    University of California
      Howard Hughes Medical Institute        Whitehead Institute for Biomedical
                                               Research/
      Knoll/BASF, AG                         MIT Center for Genome Research

      None of Packard's customers accounted for more than 5% of our total 1999 revenues.

CANBERRA INDUSTRIES

      Canberra, founded in 1965, is the worldwide leader in analytical instruments and systems used to detect, identify, quantify and monitor radioactive materials for the nuclear industry and related markets. Canberra's leading position in all of its major product lines and ability to provide extensive services have enabled it to assemble what we believe to be the largest base of installed equipment in the nuclear instrument industry, generating a recurring stream of service revenues through strong customer relationships. Canberra's primary products and services include: hardware and software for the detection, analysis and containment of nuclear materials; and services related to the analysis of nuclear materials, including measurement, expert data review, site management, consulting services and after-sale support, service and applications training.

      Canberra's customers include government institutions, utilities, research laboratories, commercial analytical laboratories, and local, national and international regulatory agencies. In support of its worldwide customer base, Canberra has developed an extensive sales and service organization, with locations near most major nuclear sites in the world. In addition, Canberra has leveraged its reputation for well-documented quality systems into markets that require high levels of quality assurance. For example, Canberra is the only company qualified to assay nuclear waste for shipment to the Waste Isolation Pilot Plant under the waste acceptance criteria established by the U.S. Department of Energy.

Industry Overview

      The nuclear industry is divided into four key segments: nuclear research, nuclear power, nuclear weapons and environmental monitoring and restoration. These segments are all dependent on precision radiation detection and analysis instrumentation and related support services. We estimate that Canberra has the leading share of the worldwide nuclear instrument and system sales. We expect that, as a result of the privatization of certain of the U.S. Department of Energy's facilities and the deregulation of the U.S. electric utility industry, a portion of previously captive sales will gradually become available, creating opportunities for commercial providers like Canberra.

      The emerging environmental cleanup of nuclear facilities represents a significant growth market. The U.S. Department of Energy spent approximately $5.8 billion in 1999 and has budgeted $6.3 billion in 2000 on programs for cleaning up sites that were used for the production of nuclear materials for weapons. During the 1990's, the U.S. Department of Energy negotiated cleanup agreements with the states in which some of the largest and most contaminated sites are located. These agreements call for aggressive cleanup schedules and impose fines as high as $60,000 per day if the schedules are not met. In addition, the U.S. Department of Energy has determined that accelerating closure of nuclear facilities will result in enormous savings of approximately $1.5 million per day. For example, the U.S. Department of Energy estimates that accelerating the closure of the Rocky Flats facility from 2010 to 2006 will result in estimated total savings of $1.3 billion.

      Traditional Applications

      Traditional applications for Canberra's products are in the following areas:

      - radiochemistry, which is the investigation of the chemical composition of substances and their radioisotopic constituents;

      - nuclear research, which historically focused on basic research in nuclear physics has shifted to applied topics such as environmental restoration;

      - worker health and safety, which measures the intake of radioactive substances by workers who are exposed to nuclear materials; and

      - nuclear safeguards, which is the containment of and accountability for materials that could be used to make nuclear weapons.

      Market trends in these traditional areas include a shift to integrated instruments, which reduce the need for operator intervention, are more fully automated and require less technical expertise to produce necessary data analyses.

      Emerging Applications

      Increasing concerns about contamination of the environment from both radioactive and non-radioactive pollutants are prompting decisions regarding the permanent disposal of nuclear waste that is currently stored on-site by waste generators. This disposal requires the treatment and shipment of large amounts of radioactive waste, in which the radioactive content must be identified and quantified using nondestructive assay methods, or NDA, prior to being treated, shipped or stored. Emerging areas to which Canberra's products may apply are:

      - environmental restoration and waste management, or ERWM, the "cleanup" market, in which "owners" must restore unused, underused and obsolete nuclear facilities to an environmentally sound status, and release them for public use within specified deadlines or face significant penalties;

      - environmental monitoring, which, through the use of measuring instruments, both monitors radioactive and hazardous sites and verifies the success of remediation and containment projects; and

      - nuclear weapons stewardship, which includes fissile materials disposition and safeguards, as well as development, production and maintenance of nuclear weapons.

      We estimate that, in addition to the $6.3 billion budgeted for cleaning up nuclear weapon sites, the U.S. alone will spend an additional $2.0 billion each year cleaning up sites used for the production of nuclear power and industrial or medical processes. We believe that existing nuclear facilities will increasingly require instrumentation to aid waste characterization, decontamination and decommissioning. The move to privatization of certain of the U.S. Department of Energy facilities is also creating opportunities for new measurement, expert data review, and management and consulting services.

      We believe that the applications of our products in nuclear weapons stewardship are expanding due to:

      - the submission of former weapons facilities to international inspection. The United States and Russia are voluntarily placing excess weapons material and unused weapons production sites under the inspection of the International Atomic Energy Agency. The ongoing inspection of these facilities will require the purchase of large amounts of equipment for measurement, accountability and containment and surveillance;

      - the large volume of weapons materials being extracted from decommissioned weapons. For example, there are approximately 50 metric tons of surplus weapons usable plutonium and 175 metric tons of weapons usable uranium in the United States alone, which, under its bilateral agreements with Russia, have to be rendered unusable as weapons material. According to a U.S. Department of Energy's fissile materials disposition program report, approximately $4.5 billion will be spent in Russia to safeguard and dispose of weapons material before 2016. Current budgets for the U.S. include nearly $200 million reserved this year for disposition activities, and nearly $550 million for traditional safeguards activities. The U.S. spending levels for these activities have been increasing each year since 1995; and

      - the disposition of those materials in new facilities. Both the United States and Russia have plans to build facilities that will convert material that could be used to make nuclear weapons into either nuclear fuel or into waste material that cannot be diverted to weapons use.

      Western Europe, like the United States, also has a significant installed base of nuclear instruments. However, we believe that this market differs from the United States due to its higher use of commercial nuclear fuel reprocessing which creates additional safeguards and other measurement opportunities. Central Europe and the former Soviet Union face the same requirements to implement the cleanup of contaminated facilities, but on an even larger scale. In other parts of the world, we believe that Asia is the primary growth opportunity for commercial applications of nuclear power. This growth potential is primarily due to Japan's pursuit of energy self-sufficiency, as well as Korea's, Taiwan's, India's, Pakistan's and China's nuclear power programs. China, India and Pakistan, however, are subject to certain U.S. export controls that limit Canberra's ability to sell goods and services into those markets. In addition, South America is increasing its use of nuclear energy, resulting in increased opportunities for Canberra to supply safeguards, radiochemistry and waste characterization systems.

Canberra's Solutions

      Canberra has focused on the development of the infrastructure, technical resources and support services necessary to meet the opportunities in the emerging environmental restoration and waste management market. Based on our experience and expertise in developing sophisticated nuclear instrumentation, and years of working with customers in the environmental restoration and waste management fields, we are well positioned to offer environmental cleanup services to the U.S.

Department of Energy with proven solutions and experienced personnel. As a market leader offering a full range of products, we are poised to take advantage of the potential opportunities in this industry. In response to market trends in its traditional applications, Canberra has introduced instruments, such as the Gamma Analyst and the Alpha Analyst, which are integrated spectroscopy instruments that replace traditional multi-component systems with complete, integrated solutions. In addition, Canberra's Laboratory Sourceless Object Calibration Software was introduced last November to enhance automation features and provide significant cost reductions in normal laboratory operations. Canberra's experience providing environmental restoration and waste management services at the Oak Ridge and Rocky Flats facilities in 1999 positions us for strong growth in providing additional services at those locations. Canberra plans to open offices at additional sites to take advantage of the environmental restoration and waste management opportunities at these facilities as well. We believe that with our broad range of commercially available instruments certified by the International Atomic Energy Agency and our new Aquila-based safeguards consulting services, we are well positioned to take advantage of the emerging nuclear weapons stewardship opportunity. Our current development strategy is focused on additional automation, data review and report generation capability. We believe this strategy will significantly enhance our customers' capability and flexibility to retrieve, evaluate and report on variations of volumes of stored data.

Products and Services

      We believe we are the world's largest manufacturer and distributor of analytical instruments used to detect, identify, quantify and monitor radioactive materials. We believe we are a leader among those companies that manufacture instruments that can both quantify and identify radioisotopes rather than merely measure gross radiation levels. Canberra's products and services include the following:

      Detectors and Components. Canberra produces detectors and other electronic measurement components. These products are not used independently but are the building blocks for assembling radiation measurement systems, which are utilized for a variety of purposes.

      Instruments. In 1995, Canberra introduced its first radioanalytic instruments to the market with its Gamma and Alpha Analysts. These products offer fully integrated solutions for automated sample counting. Recently, Canberra embarked on a program of introducing a number of patentable software features that significantly enhance the performance of these instruments. We believe that these instruments will allow us to command higher margins than on our detectors and components.

      Applied Systems. Applied systems are custom-designed integrated radiation measurement systems that are used for worker health and safety, radioactive waste analysis, environmental monitoring and safeguards applications. Canberra provides such systems as permanent installations, mobile facilities and temporary rental units, all of which are available as complete turnkey systems.

      Containment and Surveillance Systems. Through Aquila Technologies Group, Canberra is the industry leader in the production of digital surveillance systems and review stations, and electronic seals and tags for the worldwide nuclear safeguards community. Canberra's broad line of International Atomic Energy Agency certified equipment for use in nondestructive assays for material control and accountability is a perfect complement to these systems.

      Service and Support. Canberra's instrumentation and applied system product segments generate continuing demand for technical support, product enhancement, general repair and training. Canberra believes that it has developed a reputation in the industry for high-quality customer service, provided by 150 factory-trained and educated service personnel worldwide. Its nearly $800 million installed product base provides it with stable, recurring after-market service and support revenue, as well as product upgrade and replacement opportunities.

      Measurement, Management and Consulting Services. In response to the U.S. Department of Energy's privatization initiatives, Canberra provides a number of value-added services required by its customers. Its ability to assume total performance responsibility for nuclear waste characterization in connection with environmental restoration projects is a major benefit to customers. In addition, through our controlling interest in Mobile Characterization Services, LLC, a limited liability company formed to offer mobile characterization services to the U.S. Department of Energy, Canberra is able to provide temporary on-site radiation detection services, including all necessary equipment, mobile systems and personnel to characterize and sort waste into treatment and disposal streams. Canberra's environmental restoration specialists review data and work with team members to maximize operational efficiencies. During 1999, Canberra began providing these services at U.S. Department of Energy sites located in Tennessee and Colorado.

Customers

      Customers of Canberra include U.S. Department of Energy sites: Los Alamos National Laboratory, Savannah River Site and Rocky Flats; domestic nuclear utilities: the Tennessee Valley Authority, Southern Nuclear Company, Florida Power and Light Company; and international customers: Japan Nuclear Cycle Development Institute, British Nuclear Fuels, Ltd., EURATOM and International Atomic Energy Agency. Sales to the U.S. Department of Energy were approximately 5% of our total 1999 revenues and approximately 13% of Canberra's 1999 revenues. Total U.S. Department of Energy sales are diversified among 13 major nuclear sites in the United States, each with numerous and distinct projects, laboratories and priorities. None of Canberra's customers accounted for more than 5% of our total 1999 revenues.

BUSINESS - OTHER

Sales and Marketing and Service

      As of December 31, 1999, the number of personnel employed in sales and marketing and service were as follows:

                                                 Packard     Canberra      Total
                                                 -------     --------      -----

Sales and Marketing .....................          196           84         280
Service .................................          198          114         312
                                                   ---          ---         ---
Total ...................................          394          198         592
                                                   ===          ===         ===

      Packard Instrument

      Packard's marketing and sales organization is organized to: support its major product lines; identify new market opportunities; lead acquisition activities; and create new technology platforms.

      Product and new market development managers have responsibility for cultivating new markets, identifying new technologies and creating new products in Packard's principal growth areas of drug discovery, genomics and biochip analysis. Our marketing strategy relies heavily on extensive training of direct sales and distributor organizations, consultative selling approaches, responsive on-site customer support, applications education and the use of electronic communication. In addition, we expect to introduce our products to certain geographic locations through the use of e-commerce by late 2000. We expect the use of our Web site and associated e-mail links to foster interactive dialogue with our customers around the world, helping to guide Packard's efforts to find new ways to deliver customer benefits and to identify product innovations.

      We have direct sales and service organizations in the United States, Australia, Austria, Belgium, Denmark, France, Germany, Italy, Japan, The Netherlands, Russia, Switzerland and the United Kingdom. Products are also sold through exclusive, independent distributors in Canada, Mexico, South Korea, Spain, Taiwan and over 40 other countries active in bioanalytical research. Our sales representatives are compensated with a combination of base salary and, to the extent sales and service goals are achieved or exceeded, incentive compensation. Through our global organization of direct sales representatives and distributors, who are supported by a network of experienced application and service support personnel, we have access to life sciences researchers in academic, government, hospital and industrial laboratories worldwide.

      Canberra Industries

      Canberra's marketing organization consists of product or applications managers who are responsible for specific product or applications segments in all industries. They define and promote products and applications into each market segment and work with sales engineers for significant sales situations. In addition, there is a business development group, which is responsible for strategic marketing and investigation into and implementation of new opportunities, both from a technical and market perspective.

      In the United States, Canberra's sales, marketing and service force currently consists of approximately 200 individuals who cover the breadth of its product line and offer extensive support from field and in-house specialists. Our European sales force is comprised of direct sales operations in Australia, Belgium, France, Germany, Russia and the United Kingdom. The sales organization for other international markets consists of one minority-owned distributor covering Central Europe and the Ukraine, and approximately 40 independent exclusive distributors covering over 50 countries. We compensate our sales force with a combination of base salary and, to the extent sales and service goals are achieved or exceeded, incentive compensation. We provide worldwide service and support through three manufacturing locations in the United States and three in Europe, five U.S.-based field service offices, and sales and service offices in nine countries.

Research and Development

      Packard Instrument

      Our principal research and development mission is to develop a broad portfolio of technologies, products and core competencies in drug screening, genomics research and biochip analysis, which we have identified as the most attractive areas of the life sciences research industry.

      Packard's research and development expenditures were $17.7 million (of the total $23.5 million) in 1997, $19.5 million (of the total $25.4 million, excluding special charges of $3.8 million) in 1998 and $22.8 million (of the total $30.1 million) in 1999. Our increased expenditures on research and development during these periods reflects our investments to enhance existing product lines in order to maintain our competitive position, but are primarily a result of our strong research and development efforts to develop the technologies and products for our integrated drug screening, genomics and biochip platforms. Our internal technology and product development programs were complemented by external collaborative efforts and alliances, and we aggressively pursued both licensing and acquisitions of technology and intellectual property.

      We anticipate that we will continue to have significant research and development expenditures on these programs. We plan to continue to pursue a balanced research and development portfolio strategy of originating new products from internal research and development programs, external collaborations and alliances, and business and technology acquisitions.

      Canberra Industries

      Our technical expertise and new product development efforts are among the best in the commercial nuclear instrument industry. In Canberra, we employ over 50 scientists, including Ph.D. qualified nuclear spectroscopists, Ph.D. qualified nuclear engineers, certified health physicists, master degree physicists, nuclear engineers and radiochemists. We believe that this group of scientists and engineers enables us to transform research-level systems into standardized, user-friendly products that have broad market support. An important aspect of our technology commercialization is through Cooperative Research and Development Agreements, or CRADAs, with the U.S. Department of Energy. The CRADA process involves a commercial company and a national laboratory sharing the cost of developing and commercializing innovative technologies. We have entered into various CRADA, which typically require milestone payments and future royalty payments upon satisfaction of certain criteria.

Manufacturing

      We have created a well-disciplined, low-cost manufacturing culture and believe that we are a low-cost producer for instruments manufactured by both Packard and Canberra. Our manufacturing facilities have established a "focused cell system" in which employees are divided into distinct manufacturing cells, each of which is wholly responsible for a specific product line. Employees are also cross-trained to work on multiple cells. To further reduce our average production cycle time and cost of raw materials, we use outsourced standard components and sub-assemblies as well as standard, "off-the-shelf" products, such as printed circuit boards and power supplies.

      Packard Instrument

      We manufacture all of our instruments at our Downers Grove, Illinois, and Torrance, California, facilities. Chemical production of scintillation and luminescence products occurs at our facility in Groningen, The Netherlands. Drug targets obtained by gene expression are developed at our Montreal, Canada, location. Our Downers Grove and Groningen manufacturing operations are certified to ISO 9001 quality standards, and all Packard products sold in the United States, Canada and Mexico are certified by the Canadian Standards Association, which monitors safety standards throughout North America. All of Packard's instruments sold in Europe conform with current European Community directives regarding safety, quality and electromagnetic compatibility and are qualified under the European Community's CE mark.

      Canberra Industries

      We manufacture most of our nuclear instruments, radiation detectors and applied systems at facilities located in Meriden, Connecticut, Oak Ridge, Tennessee, Albuquerque, New Mexico, and Oxfordshire and Dorset, the United Kingdom. Certain of our radiation detectors are also manufactured in our facilities located in Olen, Belgium. We have established a certified and documented quality system as a means of ensuring that products and services conform to specifications, and this system has been certified to ISO 9001 quality standards and complies with the American National Standards Institute quality standards. We have also qualified a significant portion of our product line under the CE mark.

Competition

      Packard Instrument

      We compete with several manufacturers in both domestic and foreign markets within all areas of the life sciences research industry. We also encounter different competitors in each of our key product lines. A number of established companies such as PE Biosystems, Amersham Pharmacia Biotech AB, Tecan AG, PerkinElmer, Inc. (formerly EG&G, Inc.), Thermo Bioanalysis Corporation and Beckman Coulter, Inc. compete with us across a broad range of product lines, while several other companies compete with us in a specific product line.

      In addition, we have various competitors that are focusing on the areas that are being addressed by our integrated platforms. The principal competitors in these areas are, in alphabetical order:

      - for drug screening systems: Aurora Biosciences Corporation, Carl Zeiss Jena GmbH, Cellomics, Inc., CyBio AG, Evotec BioSystems AG, IGEN International, Inc., LJL BioSystems, Inc. and Molecular Devices Corporation;

      - for integrated genomics systems: Agilent Technologies, Inc., Caliper Technologies Corporation Orchid Biocomputer, QIAGEN NV and Sequenom, Inc.; and

      - for biochips and microarray products: Affymetrix, Inc., Gene Logic, Inc., Hyseq Inc., Illumina, Inc. and Nanogen, Inc.

      We compete principally on the basis of technology innovation, the quality, features, price and performance of our products, and our service and applications support. Competition within our industry is primarily driven by the need for innovative products and applications solutions that address the needs of customers. We attempt to counter competition by seeking to develop differentiated new products and by providing integrated solutions using quality products supported by on-site services.

      Canberra Industries

      Canberra's product areas are characterized by several large competitors. PerkinElmer, Inc. and Eurisys Mesures compete in a number of Canberra's product lines, and several companies compete in one of Canberra's product lines. Over the past decade, there has been significant global consolidation in the industry. Within the applied systems market, we believe that we are the only company that has a leading position within every application. Canberra competes principally on the basis of applications expertise, quality, product reliability, performance, price, and service and support.

Raw Materials

      We use many standard parts and components in our products and believe there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology (including patent protection) or other considerations. We do not believe that the loss of any single vendor or supplier would materially adversely affect our competitive position.

Intellectual Property

      We own approximately 50 U.S. and foreign patents and have over 30 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. In addition to our patent portfolio, we possess a wide array of unpatented proprietary technology and know-how. We also own numerous U.S. and foreign trademarks and trade names and have applications for the registration of trademarks and trade names pending in the United States and abroad. We believe that patents and other proprietary rights are important to the development of our business, but also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

      Packard licenses technology from a number of third parties including, among others, Oasis LabCard chips from ACLARA BioSciences, Inc.; hydrogel chip technology from Argonne National Laboratory; ALPHA chemistry from Dade Behring, Inc.; liquid dispensing technology from Microdrop GmbH; fiber-optic imaging technology from Cambridge Imaging Limited; HTRF chemistry from CIS bio international; microwell plate technology from Massachusetts General Hospital; reagent technology from Promega Corporation; BRET array chemistry from Vanderbilt University; Cyclone imaging technology from Fuji Photo Film Company, Ltd. and Alara, Inc.; and microarray technology from Boston University. These licenses are generally long-term and require us to pay royalties to the licensor in connection with sales of the product utilizing the licensed technology. Certain of our licenses may be terminated by the licensor if we fail to meet certain volume targets. The licenses are generally exclusive licenses, but some are nonexclusive in particular geographic regions, and some of the exclusive licenses may be converted to non-exclusive if we fail to meet certain performance targets. In addition, some of these licenses are restricted to use within defined fields of the life sciences research industry.

      In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to us or our licensors, to protect trade secrets, know-how or other intellectual property rights owned by us, or to determine the scope and validity of our proprietary rights or proprietary rights of third parties. Such litigation could result in substantial costs to us and diversion of our resources. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities and expenses, such as reasonable royalties, lost profits, attorney's fees, and trebling of damages for willfulness, require us to cease using the disputed intellectual property or cease the sale of a commercial product, or require us to license the disputed rights from third parties, any of which could have a material adverse effect on our business, financial condition and results of operations.

Employees

      As of January 31, 2000, we had 1,446 employees. Approximately 68% of our employees as of that date were located in the United States. Our workforce is predominantly non-unionized, and we believe that our relations with employees are good.

Environmental Matters

      Our operations are subject to U.S. federal, state and local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the possession, distribution, handling, generation, emission, release, discharge, export, import, treatment, storage and disposal, and cleanup of, certain materials, substances and wastes. We believe our operations are in material compliance with all applicable environmental laws and regulations as currently interpreted. We and local authorities in Groningen, The Netherlands, are in the process of negotiating a remediation plan involving groundwater contamination that was present prior to the purchase of our Duinkerkenstraat facility, as more fully described under "Legal Proceedings."

      We cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to us, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the costs of manufacturing our products, or providing our services, or otherwise adversely affect the demand for our products or services. During 1999, we did not expense any amount relating to environmental remediation.

Regulation

      We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate.

      In the ordinary course of business, we handle a variety of low-level radioactive sources for purposes of quality control and calibration of our products. We maintain U.S. Nuclear Regulatory Commission and appropriate state licenses for all sources of radiation in our possession. In addition, we have a radiation safety program at each licensed site the objective of which is to assure proper handling and control of all radioactive materials. We believe that we are in material compliance with all of our Nuclear Regulatory Commission and state licenses.

      Under its regulations, the Nuclear Regulatory Commission must be advised of any proposed transfer of the ownership of a license granted by the Nuclear Regulatory Commission. Pursuant to these regulations, the Nuclear Regulatory Commission was advised of and consented to the transfer of ownership effected by the 1997 Recapitalization.

Geographic Information

      Financial information about our foreign and domestic operations and export sales is set forth in Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

ITEM 2: PROPERTIES

      We currently have, either through direct ownership or through the ownership by one of our subsidiaries, 11 domestic and 15 foreign active subsidiaries, all of which are wholly-owned, with the exception of Mobile Characterization Services, which is 55% owned, and Carl Consumable Products, which is 51% owned.

      Packard's products are manufactured by: Packard Instrument Company, Inc., which is located at Downers Grove, Illinois; CCS Packard, which is located at Torrance, California; BioSignal, which is located in Montreal, Canada; and Carl Consumable Products, which is located at Torrance, California. Packard's biochemical products are produced in The Netherlands by Packard BioScience B.V.

      Canberra's instruments, certain radiation detectors, applied systems, safeguards and high-purity germanium are manufactured by certain of our divisions located at our headquarters in Meriden, Connecticut, at Aquila Technologies Group in Albuquerque, New Mexico, at Harwell Instruments in Oxfordshire and Dorset, the United Kingdom, and at Tennelec in Oak Ridge, Tennessee. In addition, certain radiation detectors are manufactured in Belgium by our wholly-owned subsidiary Canberra Semiconductor N.V. Our other subsidiaries are sales and service organizations or holding companies.

      As of February 29, 2000, we owned the manufacturing facilities set forth below:

Location                                              Function                                 Square Feet
--------                                              --------                                 -----------
Meriden, Connecticut.............  Headquarters, training, service, customer support,             170,000
                                   engineering, sales and marketing, software development
                                   and manufacturing (Packard and Canberra)
Downers Grove, Illinois..........  Manufacturing, service, engineering and research and           109,000
                                   development (Packard)
Oak Ridge, Tennessee.............  Administration, manufacturing and warehousing (Canberra)        34,000
Groningen, The Netherlands.......  Manufacturing, marketing and research and development           69,000
                                   (chemicals and supplies) (Packard)
Olen, Belgium....................  Detector manufacturing (Canberra)                               10,000

      In addition, we lease the following manufacturing facilities:

                                                                                        Square           Lease
Location                                              Function                           Feet          Expiration
--------                                              --------                           ----          ----------

Albuquerque, New Mexico..........  Administration, manufacturing, sales and              22,700           June 2004
                                   marketing, engineering and warehousing (Canberra)
Torrance, California.............  Administration, marketing, manufacturing,             70,000       December 2003
                                   research and development and warehousing
                                   (Packard)
Oxfordshire, United Kingdom......  Manufacturing and sales and marketing (Canberra)      19,000             Monthly
Dorset, United Kingdom...........  Manufacturing (Canberra)                               3,000          March 2010
Montreal, Canada.................  Administration, marketing, research and               15,700       July 31, 2002
                                   development and manufacturing (Packard)

      With the exception of two sales and distribution facilities occupied by our foreign subsidiaries, which we own, we lease all the sales and distribution facilities of our foreign subsidiaries. Two of our facilities in Groningen, The Netherlands are currently being offered for sale.

      CCS Packard continues to lease an approximately 17,000-square-foot facility in Harbor City, California, that it used previously for administration, manufacturing and warehousing. CCS Packard subleases this facility and the lease expires in May 2002.

      We believe that our facilities are suitable for their present and intended purposes and are adequate for our current level of operations. We may, however, expand our Downers Grove, Illinois facility or relocate to a new facility to meet expected growth in research and development personnel.

ITEM 3: LEGAL PROCEEDINGS

      We are currently, and may become from time to time, subject to claims and suits arising in the ordinary course of our business, including those relating to intellectual property matters, product liability, safety and health and employment matters. In certain actions, plaintiffs request punitive or other damages that may not be covered by insurance. We accrue for these items as they become known and can be reasonably estimated. It is the opinion of management that the various asserted claims and litigation in which we are currently involved will not have a material adverse effect on our financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation. The resolution of such claims and litigation could be material to our operating results for any particular period, depending upon the level of income for such period.

      We have received a Demand for Arbitration filed by Instrumentation Development, Inc. with the American Arbitration Association. The demand alleges breach of a collaboration and license agreement, and requests damages in the range of $1.0 to $3.0 million. We are in the process of evaluating the merits of the claim, if any, and intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on our consolidated results of operations or financial position.

      We and provincial authorities in Groningen, The Netherlands, are in the process of negotiating a remediation plan involving groundwater contamination at our Duinkerkenstraat facility. Asserting that the causes of this contamination entirely predate our acquisition of Packard in 1986, we had sought indemnification under the purchase agreement from United Technologies Automotive Holdings, Inc., a subsidiary of United Technologies Corporation. We agreed to accept a lump-sum payment in August 1998 of $1.25 million from United Technologies Automotive Holdings and fully released them from their indemnification obligations. Packard BioScience BV has accrued for its expected obligations to remediate the site; however, there can be no assurance that we will not incur any additional costs.

      On April 26, 1999, an action was filed by PerkinElmer Instruments, Inc., formerly EG&G Instruments, Inc., ("PE") in the U.S. District Court for the Eastern district of Tennessee alleging that the Company infringed U.S. Patent No. 5,872,363, which was issued on February 16, 1999. A settlement has been reached with PE that required the Company to make a one-time settlement payment in the amount of $100,000, as well as royalty payments on future product sales which include the patented technology and certain other patented technologies.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ending December 31, 1999.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock has not been registered under the Securities Act of 1933 and is not currently publicly traded. As a result, there are no established public trading markets for such securities. The fair values noted in the table below, with the exception of the fourth quarter of 1999, are based upon annual independent appraisals, discounted to reflect the effect of a lack of liquidity. The fair value noted below for the fourth quarter of 1999 was determined in accordance with financial reporting guidelines.

      The fair market value of the Company's common stock as of the end of each quarter of 1999 and 1998, is indicated below:

                                                     1999             1998
                                                     ----             ----

             1st Quarter..................          $3.352            $2.792
             2nd Quarter..................          $3.352            $2.792
             3rd Quarter..................          $3.352            $2.792
             4th Quarter..................          $8.808            $3.352

      No dividend was paid during 1999 or 1998. As a result of the 1997 Recapitalization, the Company is generally prohibited from paying any future cash dividends (refer to ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 5 to the consolidated financial statements included in Part II of this Form 10-K).

      On March 8, 2000, the Company filed a Form S-1 registration statement, as amended on March 23, 2000, with the Securities and Exchange Commission relating to a proposed initial public offering of its common stock (the "Offering"). See
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Subsequent Events).

      As of March 17, 2000, there were 272 record holders of the Company's common stock.

ITEM 6: SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial data with respect to the Company for the periods ended and as of the dates indicated. The selected historical consolidated financial data for the years ended December 31, 1997, 1998 and 1999, and as of December 31, 1998 and 1999, are derived from the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. This information should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected historical consolidated financial data for the years ended December 31, 1995 and 1996, and as of December 31, 1995, 1996 and 1997, are derived from audited consolidated financial statements of the Company that are not included in this Form 10-K.

                                                                           (Dollars in thousands, except per share amounts)
                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                     1995         1996         1997         1998         1999
                                                                     ----         ----         ----         ----         ----
Operating Statement Data:
Revenues .......................................................   $ 169,114    $ 184,018    $ 184,113    $ 228,164    $ 264,892
Cost of revenues (1) ...........................................      81,477       86,349       87,993      113,519      143,652
                                                                   ---------    ---------    ---------    ---------    ---------
Gross profit ...................................................      87,637       97,669       96,120      114,645      121,240
Research and development expenses ..............................      14,414       17,852       23,480       29,228       30,109
Selling, general and administrative expenses (2) ...............      47,322       48,830       49,855       55,133       62,151
Other charges, net (3) .........................................          --          837       18,429        7,511           --
                                                                   ---------    ---------    ---------    ---------    ---------
Income from operations .........................................      25,901       30,150        4,356       22,773       28,980
Interest expense ...............................................        (616)        (122)     (18,119)     (21,270)     (23,053)
Other income (loss), net (4) ...................................          (5)       1,741        1,167        4,025        1,057
                                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes and
  minority interest ............................................      25,280       31,769      (12,596)       5,528        6,984
Provision for income taxes .....................................      (9,875)     (11,187)      (5,941)      (3,787)      (7,436)
Minority interest in (income) loss of subsidiaries .............        (800)      (1,346)        (218)         164          254
                                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) ..............................................   $  14,605    $  19,236    $ (18,755)   $   1,905    $    (198)
                                                                   =========    =========    =========    =========    =========

Weighted average diluted shares outstanding (5) ................     129,412      125,697       62,318       47,683       45,803
Diluted earnings (loss) per share (5) ..........................   $    0.11    $    0.15    $   (0.30)   $    0.04    $    0.00
Dividend declared and paid per share ...........................   $    0.03    $    0.04           --           --           --

                                                                                           As of December 31,
                                                                                           ------------------
                                                                     1995         1996         1997         1998         1999
                                                                     ----         ----         ----         ----         ----
                                                                     ----         ----         ----         ----         ----

Balance Sheet Data:
Cash and cash equivalents ......................................   $  22,515    $  37,826    $  10,575    $   7,929    $   7,576
Working capital ................................................      51,341       59,216       32,265       24,747       38,565
Total assets ...................................................     120,602      137,925      140,651      169,134      205,995
Long-term debt, less current portion............................       1,753        2,037      192,193      190,117      225,731
Stockholders' equity (deficit) .................................      72,429       80,593     (112,014)    (108,563)    (107,890)

----------

(1) Includes charges to expense the fair market value adjustments associated with acquired inventories totaling $0.8 million in 1997, $1.5 million in 1998 and $1.0 million in 1999. Also includes a charge of $2.7 million in 1999 associated with modifying an existing license agreement and terminating the production of an OEM clinical product.

(2) Includes a compensation charge in 1999 of $1.8 million associated with the 1999 vesting of stock options granted to certain of our employees.

(3) Other charges, net in 1996 and 1997 represents expenses incurred in connection with the Company's 1997 Recapitalization. 1998 includes $6.1 million of charges associated with purchased in-process research and development, a $12.1 million charge to settle a litigation, including legal fees, and a $10.8 million gain the Company recognized in connection with the sale of its gas generation product line.

(4) Includes interest income and foreign exchange transaction gains (losses). In addition, 1998 includes a gain of $3.2 million recognized on the sale of equity securities.

(5) Based upon the average shares outstanding during each period presented, including the impact of outstanding options, except when such options are anti-dilutive.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

      This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking" statements. Many factors could cause actual results to differ materially from these estimates. These factors include the following:

      -     intense competition in the markets we target;
      - our ability to successfully introduce new products and expand the range of applications for our current products;
      - our ability to effectively protect our intellectual property from infringement;
      - our ability to not infringe on intellectual property rights of others;
      - customers may face risks in the industries they serve, such as pharmaceutical and biotechnology industries;
      - decline in the use of processes and instruments that represent a significant portion of our revenues;
      -     our ability to maintain and enhance collaborative and academic arrangements and to establish additional relationships;
      -     dependence on capital spending policies of our customers and governmental funding;
      -     availability of nuclear waste repositories;
      -     changes in environmental regulations;
      - economic, political and other risks associated with international sales and operations;
      -     limited source supply of key raw materials;
      -     our ability to attract and retain key employees;
      - our ability to meet financial expectations of securities analysts and investors; and
      -     no cash dividend may be paid to our shareholders in the future.

Overview

      We are a leading global developer, manufacturer and marketer of instruments and related consumables and services for use in the life sciences research and nuclear industries. Through Packard Instrument, we are a leading company in laboratory automation and have developed scalable platforms built on our worldwide leadership in the manufacturing and marketing of bioanalytical instruments for use in the life sciences research industry. Through Canberra Industries, we are the worldwide leader in analytical instruments used to detect, identify, quantify and monitor radioactive materials for the nuclear industry and related markets.

      Packard's revenues are derived primarily from sales of instruments with additional sales from services. While outsourcing and support services continue to be an important part of Packard's revenue stream, we are marketing Packard's instruments as parts of integrated platforms, which we expect will generate increasing instrument sales at higher gross margins than our services business.

      Canberra has experienced significant growth in its base service business resulting from our strategic focus on this area. Like Packard, Canberra is marketing its instruments as parts of integrated systems. In addition, Canberra is focusing on increasing revenues from emerging applications such as environmental restoration and waste management, environmental monitoring and nuclear weapons stewardship.

Results of Operations

                                                  Year Ended December 31,
                                                  -----------------------
                                               1997         1998         1999
                                               ----         ----         ----
Revenues:
   Packard ..............................   $ 120,286    $ 146,237    $ 158,889
   Canberra .............................      63,827       81,927      106,003
                                            ---------    ---------    ---------
                                              184,113      228,164      264,892
                                            ---------    ---------    ---------

Gross profit:
   Packard ..............................      65,621       76,883       81,168
   Canberra .............................      30,499       37,762       40,072
                                            ---------    ---------    ---------
                                               96,120      114,645      121,240
                                            ---------    ---------    ---------

Operating expenses:
   Research and development .............      23,480       29,228       30,109
   Selling, general and
      administrative ....................      49,855       55,133       62,151
   Other charges, net ...................      18,429        7,511           --
                                            ---------    ---------    ---------
Income from operations ..................       4,356       22,773       28,980
Interest expense ........................     (18,119)     (21,270)     (23,053)
Other income, net .......................         790          612          374
Foreign exchange transaction
   gains, net ...........................         377          258          683
Gain on sale of stock ...................          --        3,155           --
                                            ---------    ---------    ---------
Income (loss) before provision for
   income taxes and minority
   interest .............................     (12,596)       5,528        6,984
Provision for income taxes ..............      (5,941)      (3,787)      (7,436)
Minority interest in (income) loss
   of subsidiaries ......................        (218)         164          254
                                            ---------    ---------    ---------
Net income (loss) .......................   $ (18,755)   $   1,905    $    (198)
                                            =========    =========    =========

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues

      Overall. Consolidated revenues increased $36.7 million, or 16.1%, to $264.9 million in 1999 from $228.2 million in 1998. Excluding the impact of changes in foreign currency exchange rates, consolidated revenues would have been approximately $1.9 million higher in 1999 than reported. The stronger U.S. dollar in 1999, as compared to almost all European currencies, had a negative impact on the U.S. dollar reported revenues. This was offset slightly by the stronger Japanese yen in 1999 which resulted in higher translated revenues of our Japanese subsidiary, Packard Japan KK. The 1999 period reflects a full year of operations of CCS Packard, Inc. and BioSignal, Inc., subsidiaries which we acquired effective March 31, 1998 and July 1, 1998. Had CCS Packard and BioSignal been included for all of the prior year, 1998 revenue would have been $3.5 million higher. In addition, we acquired the assets representing Harwell Instruments, Ltd. effective January 1, 1999, which generated approximately $16.2 million of revenue in 1999, and Tennelec, Inc., effective April 1, 1999, which generated approximately $4.0 million of revenue in 1999.

      Packard Instrument. Packard's revenues increased $12.7 million, or 8.7%, to $158.9 million in 1999 from $146.2 million in 1998. The 1999 increase was attributable in part to strong growth in Packard's bioanalytical spectrometer business, particularly the Liquid Scintillation Counter product line where sales increased by approximately $2.9 million, or 28.1%, to $13.0 million in 1999 from $10.1 million in 1998. In addition, the 1999 revenue increase was due in large part to service revenue which increased $7.6 million, or 29.7%, to $33.0 million in 1999 from $25.4 million in 1998. This increase was due in large part to Y2K compliance services being provided to customers. These services, and the corresponding revenue, will not reoccur at the same level as in 1999. These revenue increases were partially offset by the loss of revenues from the sale of our gas generation product line at the end of 1998 and a reduction of $4.8 million in revenues of our OEM clinical instruments due to the customer exiting the marketplace. The revenue increase is also due partially to the acquisitions of CCS Packard and BioSignal discussed above.

      Canberra Industries. Canberra's revenues increased $24.1 million, or 29.4%, to $106.0 million in 1999, from $81.9 million in 1998. There was significant growth in Canberra's base service business resulting from our strategic focus on this area. The increase in service revenue of $8.4 million, or 39.5%, to $29.4 million in 1999 compared to $21.0 million in 1998 was also due in part to Canberra Oak Ridge, LLC, a new subsidiary we formed during 1999 to provide waste characterization and related consulting services. Canberra Oak Ridge generated $1.0 million of service revenue in 1999. There was also growth in Canberra's mobile waste characterization business performed by our subsidiary, Mobile Characterization Services, LLC, in which we have a 55% ownership interest. Mobile Characterization Services' revenues increased $1.0 million, or 133%, from $0.7 million in 1998 to $1.7 million in 1999 due primarily to having a full year of operations reflected in our operating results in 1999 versus only three months in 1998. We obtained a majority ownership in Mobile Characterization Services effective October 1, 1998, and, therefore, prior to that date, it was not consolidated with our results. A portion of the 1999 increase was also attributable to the acquisitions of Harwell Instruments and Tennelec discussed above.

      Gross Profit

      Overall. Consolidated gross profit increased $6.6 million, or 5.8%, to $121.2 million in 1999 from $114.6 million in 1998. Excluding the effect of other costs of product sales and charges to expense the fair market value adjustment associated with acquired inventories included in our cost of sales, gross profit would have been $124.9 million in 1999 and $116.1 million in 1998. As a percentage of revenues, gross profit was 45.8% for 1999 and 50.2% for 1998. As a percentage of revenues, gross profit, excluding the charges discussed above, was 47.2% for 1999 and 50.9% for 1998. The increase in gross profit dollars over the last two years is due primarily to the acquisitions referred to above. These dollar increases have been partially offset by foreign currency fluctuations and the effect which the stronger U.S. dollar has on U.S. reported operating results. The decline in gross profit percentage is due to several factors:

      - the significant growth in service revenue for Packard and Canberra results in a reduction in the overall gross margin percentage because service revenue generates a lower gross margin than product sales. Service margin was 22.2% in 1999 and 23.8% in 1998, as compared to product margins of 53.6% (excluding a one-time charge described below) in 1999 and 57.1% in 1998;

      - the acquisition of Harwell Instruments has reduced product gross margins since its products have a lower average gross margin of approximately 20.8%; and

      - Canberra Oak Ridge has operated at a negative gross margin since it commenced operations in 1999.

      In addition, during 1999, our relationship with CIS bio international for the production of an OEM clinical instrument was terminated. An existing license agreement with CIS bio international was also modified. This termination and modification resulted in a $2.7 million charge to reserve for any excess inventory, to write-off equipment used to manufacture the terminated product and to write-off the remaining license fees which had been capitalized.

      Packard Instrument. Packard's gross profit increased by $7.0 million, or 9.1%, in 1999 to $83.9 million (excluding the charge described above) from $76.9 million in 1998. As a percentage of sales, the gross margin for 1999 was 52.8% (excluding the same charge) compared to 52.6% in 1998. The 1999 dollar increase is due primarily to a full year of operations of CCS Packard and BioSignal service revenue growth. Service revenue was $33.0 million in 1999 compared to $25.5 million in 1998, an increase of $7.5 million, or 29.7%. The 1998 gross margin included $1.5 million of charges to expense the fair market value adjustment associated with acquired inventories of CCS Packard and Tennelec.

      Canberra Industries. Canberra's gross profit increased by $2.3 million, or 6.1%, to $40.1 million in 1999 from $37.8 million in 1998. As a percentage of sales, the gross margin was 37.8% in 1999 and 46.1% in 1998. The decrease in the gross margin percentage is due primarily to the acquisition of Harwell in 1999 and the start-up operation addition of Canberra Oak Ridge in 1999. In addition, the lower margin percentage on service sales reduced the gross margin percentage. The 1999 gross margin includes a $1.0 million charge to expense the fair market value adjustment associated with acquired inventory of Tennelec.

      Operating Expenses

      Research and Development Expenses. Research and development spending increased $0.9 million, or 3.0%, to $30.1 million in 1999 from $29.2 million in 1998. The increased research and development spending represents investments, primarily by Packard Instrument, in the areas of product enhancement, new product development and other collaborative arrangements. The 1998 amount includes charges totaling $3.8 million associated with terminating certain collaborative agreements. Excluding these charges, the 1999 spending represents an 18.5% increase over the 1998 level. We intend to use the proceeds from the Offering to substantially increase research and development spending in order to focus more heavily on selected key product/technology initiatives as well as to accelerate the introduction of new products to the market. Although the increased spending is expected to have a negative effect on our operating results in the short term, it is expected that such investment will bring us long-term benefits through more rapid revenue growth and resulting profits. However, there can be no guarantee that the planned investment in research and development will yield the benefits described.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.0 million, or 12.7%, to $62.2 million in 1999 from $55.1 million in 1998. Although selling, general and administrative expenses have increased, primarily due to the acquisitions discussed above, as a percentage of revenues, selling, general and administrative expenses declined from 24.2% of revenues in 1998 to 23.5% of revenues in 1999. The percentage decrease is due primarily to fixed selling, general and administrative costs being spread over a greater revenue base. The 1999 amount includes a compensation charge of $1.8 million associated with options granted to certain of our employees in December 1999.

      Other Charges, Net. In 1998, other charges, net consisted of a $12.1 million charge to settle certain litigation, $6.1 million of charges associated with purchased in-process research and development in connection with the acquisitions of CCS Packard and BioSignal and a $10.8 million gain recognized in connection with the sale of our gas generation product line. There were no comparable charges in 1999.

      Interest Expense

      Interest expense increased $1.8 million, or 8.4%, to $23.1 million in 1999 from $21.3 million in 1998. Interest expense has increased significantly over the past three years due to the debt incurred in connection with the 1997 Recapitalization as well as borrowings on our revolving credit facility which have been necessary to effect the acquisitions referred to above. We intend to use a portion of the net proceeds from the Offering to repay approximately $68.8 million of outstanding indebtedness under our senior credit facility and may also use a portion of the net proceeds to purchase, from time to time in the open market, our 9 3/8% Senior Subordinated Notes due 2007, with the amount of such purchases, if any, to be at the discretion of our management depending on prevailing market prices for the notes and other factors deemed relevant at the time. This should result in a significant reduction in future interest expense.

      Foreign Exchange Transaction Gains, Net

      Foreign exchange transaction gains, net increased $425,000, or 165%, to $683,000 in 1999 from $258,000 in 1998. Foreign exchange transaction gains, net are partially a result of foreign currency forward contracts that we periodically purchase to hedge firm intercompany purchase commitments. In addition, during a portion of 1999, two of our foreign subsidiaries had outstanding borrowings under our revolving credit facility which were denominated in currencies other than the subsidiaries' functional currency. As such, all foreign currency transaction gains and losses during the period the borrowings were outstanding are reflected in our operating results as foreign currency transaction gains, net.

      Effective Tax Rates

      Our consolidated effective tax rates were 106.5% in 1999 and 68.5% in 1998. The effective tax rates were higher than the Federal statutory rate of 35.0% primarily due to the following:

      - the 1999 effective tax rate reflects an increase in the valuation allowance for foreign tax credit carryforwards as their utilization is unlikely primarily due to estimated future deductions associated with anticipated stock option exercises as a result of the Offering. As the stock options are exercised, we will benefit through reduced cash income tax payments;

      - the 1998 effective tax rate reflects the fact that no benefit was provided on purchased in-process research and development charges and goodwill amortization associated with the acquisitions of CCS Packard and BioSignal since such amounts are not deductible; and

      - the consolidated income tax provision for 1998 and 1999 reflects taxes provided on income generated outside the United States in countries where the statutory rates are higher than the statutory rate in the United States, particularly Japan.

      Minority Interest in (Income) Loss of Subsidiaries

      Minority interest in (income) loss of subsidiaries increased $90,000, or 54.9%, to $254,000 in 1999 from $164,000 in 1998. Minority interest in (income) loss of subsidiaries represents the minority shareholders' interest in subsidiaries which we do not own 100%. For 1998 and 1999, the minority interest represents the 45% of Mobile Characterization Services not owned by us.

      Net Income (Loss)

      Due to the factors set forth above, net income (loss) decreased $2.1 million to a net loss of $0.2 million in 1999 from net income of $1.9 million in 1998.

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues

      Overall. Consolidated revenues increased $44.1 million, or 23.9%, to $228.2 million in 1998 from $184.1 million in 1997. Fluctuations in foreign currency exchange rates negatively affected 1998 revenues by approximately $1.2 million when compared to what they would have been if translated at 1997 exchange rates. The 1998 increase was partially due to the 1998 acquisitions of CCS Packard, which contributed approximately $12.0 million of revenues in 1998, and BioSignal, which contributed $1.4 million of revenues in 1998. In addition, 1998 includes a full year of operations of Aquila Technologies Group, Inc., a company which we acquired on September 1, 1997. Aquila's revenues were $17.3 million in 1998 as compared to $4.8 million in 1997 during the four month period when it was owned by us.

      Packard Instrument. Packard's revenues increased $25.9 million, or 21.6%, to $146.2 million in 1998 from $120.3 million in 1997. The increase in 1998 was due primarily to the acquisitions of CCS Packard and BioSignal, as well as increased third party shipments from our Illinois production facility. Several of Packard's overseas operations experienced significant revenue growth in 1998, particularly in the U.K. and France. These increases were partially offset by the effect of the stronger U.S. dollar in 1998, as compared to 1997, which resulted in a $1.0 million decrease in revenues. In addition, Packard Japan KK's revenues decreased by approximately $1.7 million in 1998 due to the stronger U.S. dollar and the poor economic conditions in Japan.

      Canberra Industries. Canberra's revenues increased $18.1 million, or 28.4%, to $81.9 million in 1998 from $63.8 million in 1997. The increase in 1998 is primarily due to the inclusion of Aquila's operations for a full year in 1998 compared to only four months in 1997, as well as growth in service revenue, particularly in the U.S. Canberra's distribution operations in France and Germany also experienced strong sales growth, offset by declining sales performance at all other overseas distribution subsidiaries. Foreign exchange rate fluctuations had a nominal effect on Canberra's revenues in 1998 when compared to 1997.

      Gross Profit

      Overall. Consolidated gross profit increased $18.5 million, or 19.3%, to $114.6 million in 1998 from $96.1 million in 1997. Excluding the effect of expensing the fair market value adjustment associated with acquired inventories, consolidated gross profit was $116.1 million in 1998 compared to $96.9 million in 1997. As a percentage of revenues, gross profit was 50.9% in 1998 and 52.6% in 1997, excluding the effect of expensing the fair market value adjustment associated with acquired inventories. The increase in gross profit dollars is due primarily to the acquisitions referred to previously. The reduction in the gross profit percentage from 1997 to 1998 is due primarily to an increase in our service revenue which generates a lower gross margin percentage.

      Packard Instrument. Packard's gross profit increased $11.2 million, or 17.0%, from $65.7 million in 1997 to $76.9 million in 1998. This increase was due primarily to the 1998 acquisitions of CCS Packard and BioSignal partially offset by lower margins generated at certain overseas locations. The 1998 gross margin amount includes $1.5 million in charges to expense the fair market value adjustments associated with acquired inventories of CCS Packard and BioSignal.

      Canberra Industries. Canberra's gross profit increased $7.4 million, or 24.3%, from $30.4 million in 1997 to $37.8 million in 1998. The increase was due to growth in Canberra's U.S. sales including service revenue. In addition, Aquila Technologies Group, Inc. was included for a full year in 1998 versus only four months in 1997. The 1997 gross margin included a $0.8 million charge to expense the fair market value adjustment associated with acquired inventories of Aquila Technologies Group, Inc.

      Operating Expenses

      Research and Development Expenses. Research and development spending increased $5.7 million, or 24.5%, to $29.2 million in 1998 from $23.5 million in 1997. The 1998 amount includes charges of $3.8 million associated with terminating certain collaborative agreements. The remainder of the increase in research and development spending represents investments, primarily by Packard Instrument, in the areas of product enhancement, new product development and other collaborative arrangements.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.2 million, or 10.6%, to $55.1 million in 1998 from $49.9 million in 1997. Although overall selling, general and administrative spending has increased, primarily due to the acquisitions discussed above, as a percentage of revenues, selling, general and administrative expenses have declined from 27.1% of revenues in 1997 to 24.2% of revenues in 1998. This declining percentage relationship is due primarily to fixed selling, general and administrative costs being spread over a greater revenue base.

      Other Charges, Net. Other charges, net decreased $10.9 million, or 59.2%, to $7.5 million in 1998 from $18.4 million in 1997. In 1998, other charges, net consisted of the cost to settle certain litigation ($12.1 million), charges for purchased in-process research and development in connection with the acquisition of CCS Packard and BioSignal ($6.1 million) and a gain recognized in connection with the sale of our gas generation product line ($10.8 million). In 1997, other charges, net represented costs associated with our 1997 Recapitalization.

      Interest Expense

      Interest expense increased $3.2 million, or 17.4%, to $21.3 million in 1998 from $18.1 million in 1997. Interest expense has increased significantly over the past three years due to the debt incurred in connection with our 1997 Recapitalization as well as borrowings on our revolving credit facility which have been necessary to effect the acquisitions referred to above.

      Foreign Exchange Transaction Gains, Net

      Foreign exchange transaction gains, net totaled $0.3 million in 1998 compared to $0.4 million in 1997. Foreign exchange transaction gains, net are a result of foreign currency forward contracts we periodically purchase in an effort to hedge firm intercompany purchase commitments.

      Effective Tax Rates

      Our consolidated effective tax rates were 68.5% in 1998 and 47.2% in 1997. The 1997 effective tax rate represents an income tax provision (opposed to a benefit) provided on the loss before income taxes reflected in the accompanying consolidated statements of income (loss). The effective tax rates were higher than the Federal statutory rate of 35.0% primarily due to the following:

      - the 1998 effective tax rate reflects the fact that no benefit was provided on the charges for purchased in-process research and development and goodwill amortization associated with the acquisitions of CCS Packard and BioSignal since such amounts are not deductible;

      - the 1997 effective tax rate reflects the valuation allowance recorded for the 1997 state net operating loss carryforward. Such allowance was provided due to the uncertainty of realization of the carryforward; and

      - the consolidated income tax provision for 1997 and 1998 reflects taxes provided on income generated outside the United States in countries where the statutory rates are higher than the statutory rate in the United States, particularly Japan.

      Minority Interest in (Income) Loss of Subsidiaries

      Minority interest in (income) loss of subsidiaries increased $382,000, to $164,000 in 1998 from ($218,000) in 1997. Minority interest in (income) loss of subsidiaries in 1998 represents the 45% of Mobile Characterization Services we do not own. In 1997, the minority interest pertained to the 40% of Packard Japan KK we did not own prior to acquiring it in March, 1997.

      Net Income (Loss)

      Due to the factors above, net income (loss) increased $20.7 million to $1.9 million in 1998 from ($18.8 million) in 1997.

Liquidity and Capital Resources

      Our liquidity requirements arise from net cash used in operations, including research and development expenditures, payments on outstanding indebtedness and funding of acquisitions. We have met our cash requirements through 1999 primarily through bank borrowings, the issuance of our 9 3/8% Senior Subordinated Notes due 2007 and cash provided by operations.

      Approximately half of our revenues are generated from foreign sources, most of which is denominated in currencies other than the U.S. dollar. As such, our reported operating results and financial position are affected by changes in foreign currency exchange rates. A strengthening U.S. dollar against the currencies through which we conduct our business may have a negative impact on U.S. dollar reported operating results. To manage the exposure of fluctuating foreign currency exchange rates, we employ hedging strategies. We purchase various foreign currency forward contracts, at specified levels of coverage, generally for the purpose of hedging firm inventory purchase commitments.

      Net cash provided by operating activities was $6.5 million for 1999, $13.0 million for 1998 and $2.2 million for 1997. The 1999 operating cash flow is primarily a result of that year's operating results prior to non-cash charges, including the favorable effect of a full year of operations of the acquisitions discussed above. These increases were partially offset by an increase in accounts receivable, as well as a $3.0 million payment as part of the settlement of the PerkinElmer

Instruments, Inc. litigation in 1999. The 1998 operating cash flow is also a result of that year's operating performance prior to non-cash charges, as well as the addition of CCS Packard and BioSignal during that year. The growth in our core product lines was also particularly strong within the Canberra operating segment which has traditionally generated positive cash flow. 1998 results were negatively affected by $4.0 million of payments made in 1998 in connection with the PerkinElmer Instruments, Inc. litigation. The 1998 operating cash flow also includes $10.8 million from the sale of our gas generation product line. Operating cash flow for 1997 reflects the cash portion of the charge recorded in connection with the Recapitalization of our company in 1997, which amounted to approximately $9.4 million. Each of 1997, 1998 and 1999 reflects the negative effect of the interest portion of our debt service requirements on our operating cash flow.

      Net cash used for investing activities was $39.8 million in 1999, $17.0 million in 1998 and $22.2 million in 1997. From 1997 to 1999, our use of cash for investing purposes has increased dramatically, in accordance with our strategic plan and direction. The cash used to acquire businesses consists of the following:

      - Aquila Technologies Group, Inc., which we initially purchased in 1997 for $6.7 million, with aggregate contingent earnout payments of $5.7 million made or accrued as of December 31, 1999;

      - CCS Packard, Inc., which we initially purchased in 1998 for approximately $1.5 million of our common stock and $6.3 million in cash, with aggregate contingent earnout payments of $9.4 million made or accrued as of December 31, 1999;

      - BioSignal, Inc., which we invested in initially in 1997 and purchased the remaining interest of 81% in 1998 for approximately $100,000 of our common stock and $8.6 million in cash;

      - Harwell Instruments Ltd., which we purchased in 1999 for 6.0 million British pounds sterling, or approximately $10.0 million; and

      - Tennelec, Inc., which we purchased in 1999 for approximately $10.7 million.

      There have also been significant levels of cash invested in our infrastructure in order to provide for the needs of the growing segments. Two new buildings were acquired and CCS Packard leased a facility requiring leasehold and other improvements. Related to our growth strategy is the investment of available cash into collaborations and other ventures which we believe will bring future financial benefit to the organization. There was a reduction in this area of technology investment during 1999, as compared to prior years, in order to direct available cash to other requirements.

      Net cash provided by (used for) financing activities was $34.9 million in 1999, $0.2 million in 1998 and ($4.7) million in 1997. Financing cash flows consisted primarily of Recapitalization activity in 1997 including the initial senior subordinated notes borrowing and term facility utilization and the use of such borrowings to effect the Recapitalization and payment of related fees. During 1998 and 1999, financing cash flow proceeds consisted primarily of borrowings under the revolving credit facility to fund strategic acquisitions as well as to fund working capital requirements, as needed. Such borrowings were repaid, to the extent possible, from operating cash flows and other sources.

      We had historically generated sufficient cash flow from operations to meet our working capital requirements as well as to fund capital expenditures, debt service and equity transactions such as dividend payments and stock repurchases. In 1997, in connection with the Recapitalization, we increased our long-term indebtedness by $190.0 million and, as a result, debt service requirements were increased significantly as compared with historical levels. The Recapitalization and concurrent stock dividend had a significant impact on our consolidated stockholders' equity by reducing our retained earnings to an accumulated deficit and increasing our treasury stock by approximately $195 million in the aggregate. As of February 29, 2000, we had approximately $16.1 million of funds available under our $75 million revolving credit facility. Monies available under this credit facility are subject to certain restrictions and provisions contained therein.

      Our 9-3/8% $150 million senior subordinated notes are redeemable after March 1, 2002, starting at 104.688%, through March 1, 2004 at which time they are redeemable at 100%. Certain circumstances may occur which would accelerate the redemption of the notes.

      The senior credit facility consists of a $40 million term loan and a $75 million revolving credit facility. The term loan matures in 2003 and bears interest at the Eurodollar rate plus 2.75%. The revolving credit facility matures in 2002 and bears interest at (1) the Eurodollar rate plus 2.375% on U.S. dollar denominated loans or (2) the cost of funds rate, as defined in the revolving credit facility, plus 2.375% on non-U.S. dollar denominated loans. The Eurodollar and cost of funds rates at December 31, 1999 were 6.04% and 3.53%, respectively. The revolving credit facility contains certain customary financial covenants. We were in compliance with all covenants at December 31, 1999.

      Following the completion of the Offering, we intend to use significant cash in the areas of acquisitions, collaborations and technology spending. In addition, we plan to use a portion of the Offering proceeds to repay the term loan and a portion of the revolving credit facility. We expect these reductions to reduce our debt service requirements including related interest expense. Subsequent to such repayment we expect to have $46.5 million available under the revolving credit facility. In connection with the repayment of this debt, we will incur charges for the write-off of deferred financing fees.

      The revolving credit facility currently prohibits us from paying cash dividends on our common stock. In addition, the guarantee and collateral agreement supporting the revolving credit facility requires us to pledge substantially all of our assets.

Seasonality

      The following table summarizes the seasonality of our revenues and income from operations by quarter for the last three years:

                                                                 1999
                                                                 ----
                               First Quarter        Second Quarter        Third Quarter       Fourth Quarter
                               -------------        --------------        -------------       --------------
Revenues...................         22%                   24%                 24%                   30%
Income from operations.....         23%                   25%                 14%                   38%

                                                                 1998
                                                                 ----
                               First Quarter        Second Quarter        Third Quarter       Fourth Quarter
                               -------------        --------------        -------------       --------------
Revenues...................         21%                   24%                 24%                   31%
Income from operations.....         23%                   28%                 24%                   25%

                                                                  1997
                                                                  ----
                               First Quarter        Second Quarter        Third Quarter       Fourth Quarter
                               -------------        --------------        -------------       --------------
Revenues...................         23%                   25%                 23%                   29%
Income from operations.....         29%                   28%                 16%                   27%

      Income from operations percentages exclude the effect of:

      -     charges of $18.4 million associated with the 1997 Recapitalization;

      - charges of $2.7 million associated with the termination of a product line and the modification of a license in 1999;

      - a compensation charge of $1.8 million associated with stock options granted in December 1999;

      - charges of $6.1 million related to purchased in-process research and development in 1998;

      - charges of $0.8 million in 1997, $1.5 million in 1998 and $1.0 million in 1999 to expense the fair market value adjustment associated with acquired inventories;

      -     a $12.1 million litigation settlement charge in 1998; and

      - a gain of $10.8 million recognized in 1998 in connection with the sale of our gas generation product line.

      Seasonality in revenues, which is typical in most years, is due primarily to Canberra's dependence upon customers' seasonal purchasing patterns. Revenues and income from operations are traditionally the highest in the fourth quarter.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes the accounting and reporting standards for derivative instruments and for hedging activities. We purchase forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of our foreign operations. Such contracts qualify as foreign currency cash flow hedges under Statement No. 133 and, as such, require that gains and losses on such contracts be presented as a component of comprehensive income. The effective date of the Statement (which was deferred through the issuance of issued Statement of Financial Accounting Standard No. 137) is our calendar year commencing January 1, 2001. The Statement is not expected to have a material effect, upon its adoption, on our consolidated operating results or financial position.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Bulletin, among other things, provides guidance on revenue recognition when customer acceptance and installation provisions exist. We must adopt the Bulletin as of January 1, 2000. The cumulative effect, if any, of adopting the Bulletin will be recognized as of such date. We are in the process of quantifying the effect, if any, resulting from adopting the Bulletin.

Subsequent Events

      In March 2000, our Board of Directors vested all options outstanding under our existing stock option plans, effective March 17, 2000. The accelerated vesting will result in a non-cash compensation charge to us of $7.2 million in the quarter ending March 31, 2000.

      Canberra intends to terminate certain product lines associated with its 1999 acquisition of Harwell Instruments, Ltd. Harwell expects to eliminate certain positions and facilities resulting in a charge to us of approximately $2.5 million in the quarter ending March 31, 2000.

      In connection with the Offering, certain members of our management will gift certain shares of their own common stock to substantially all employees who do not currently own shares or options to purchase shares of our common stock. Based on the estimated initial public offering price of $17.00, this transfer will result in a non-cash compensation charge to us of $1.9 million in the quarter ending March 31, 2000.

      Due to these events and the potential charge related to the adoption of Staff Accounting Bulletin No. 101 discussed under "--New Accounting Standards," we expect to incur a loss for the first quarter of 2000.

      On March 8, 2000, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register the Company's common stock for public sale (the "Offering"). The Offering is expected to raise $200 million before consideration of the underwriters' over-allotment and expenses associated with the Offering. The Company plans to utilize a portion of the proceeds from the Offering to repay the balance outstanding on the term loan and to reduce the amount outstanding on the U.S. dollar denominated portion of the revolving credit facility. Additionally, the

Company may make open market purchases of its Senior Notes depending on prevailing market prices for the Senior Notes and other factors deemed relevant by management. The initial public Offering will not result in a change in control, as defined in the Senior Notes. Accordingly, the Company is not required to repurchase any Senior Notes as a result of the Offering.

      In March 2000, the Company acquired a 51% equity interest in Carl Consumable Products, LLC ("CCP") for an initial cash payment of $510,000, with an option to acquire the remaining 49% equity interest for (a) a cash payment of $490,000, plus (b) earn-out payments equal to 25% of the operating profit (as defined in the purchase agreement) of CCP in excess of $530,000 which is generated during the four-year period following exercise of the option (unless the option is exercised prior to March 6, 2001, in which case the applicable earn-out percentage will be increased from 25% to 35%). CCP is a new company formed to design and manufacture sophisticated pipettes used in the liquid dispensing process of drug discovery and genomic research.

Backlog

      Our order backlog was approximately $47.6 million as of January 31, 2000 and $38.2 million as of January 31, 1999, including $2.5 million of the terminated OEM clinical product line. We include in backlog only those orders for which we have received purchase orders and do not include in backlog service contracts or orders for service. Our backlog as of any particular date may not be representative of actual sales for any succeeding period. We expect to ship all of our January 31, 2000 backlog and recognize it as revenues during the remainder of 2000.

Year 2000

      Throughout 1999, we engaged in a comprehensive year 2000 compliance plan pursuant to which we conducted an audit of internal systems, products, services and vendors on which we rely. As part of our year 2000 compliance plan, we identified areas believed to pose a year 2000-related risk, and tried to implement all necessary corrective actions that we identified. As of February 29, 2000, we had identified only minor year 2000 related issues, and believe that those problems that have been identified can be remedied and will not have a material adverse effect on our financial condition or results of operations. As of February 29, 2000, we incurred expenses of approximately $2.5 million associated with our 2000 compliance efforts, the majority of which consisted of internal time and costs. We do not expect our future costs related to the year 2000 to be material. We will continue to monitor our mission critical computer applications, and those of our suppliers and vendors, throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Foreign currency risk and interest rate risk are the primary sources of market risk to our operations. We manage exposure on certain foreign currency risks through the use of foreign currency forward contracts primarily for the purpose of hedging firm inventory purchase commitments. We do not enter into contracts for trading purposes. Outstanding foreign currency forward contracts as of December 31, 1999 included $2.0 million denominated in Japanese Yen and $0.3 million denominated in other currencies. As of December 31, 1999, unrealized gains (losses) on foreign currency contracts were not significant.

      As of December 31, 1999, we had aggregate variable rate long-term debt of approximately $77.5 million, including borrowings outstanding on our term loan of $37.4 million and on our revolving credit facility of $36.9 million. A 10% change in interest rates would change the annual interest expense on our long-term debt as of December 31, 1999 by approximately $580,000. As of December 31, 1999, $28.5 million of the borrowings on our revolving credit facility were denominated in currencies other than the U.S. dollar, primarily the Eurodollar. To the extent such borrowings remain outstanding, we will be subject to risks associated with future foreign exchange fluctuations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           PACKARD BIOSCIENCE COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  41
Consolidated Balance Sheets as of December 31, 1998 and 1999...............  42
Consolidated Statements of Income (Loss) for the Years Ended December
  31, 1997, 1998 and 1999..................................................  44
Consolidated Statements of Comprehensive Income (Loss) for the Years
  Ended December 31, 1997, 1998 and 1999...................................  45
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
  Ended December 31, 1997, 1998 and 1999...................................  46
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1997, 1998 and 1999......................................................   48
Notes to Consolidated Financial Statements.................................   50

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Packard BioScience Company:

      We have audited the accompanying consolidated balance sheets of Packard BioScience Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packard BioScience Company and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 14, 2000,
except for Note 15 as to which
the date is March 21, 2000

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999
                             (Dollars in thousands)

                                                                 1998         1999
                                                              ---------    ---------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................   $   7,929    $   7,576
  Accounts receivable, net ................................      48,218       63,350
  Inventories, net ........................................      30,633       34,191
  Deferred income taxes ...................................       4,423        4,795
  Other ...................................................       6,268        6,271
                                                              ---------    ---------
     Total current assets .................................      97,471      116,183
                                                              ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and improvements ...................................       1,820        1,866
  Buildings and improvements ..............................      17,236       19,761
  Machinery, equipment and furniture ......................      24,413       29,702
                                                              ---------    ---------
                                                                 43,469       51,329
  Less: Accumulated depreciation ..........................     (17,902)     (21,215)
                                                              ---------    ---------
                                                                 25,567       30,114
                                                              ---------    ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization ...............      24,030       41,919
  Deferred financing costs, net of accumulated amortization       8,346        6,801
  Investments .............................................         850          847
  Other ...................................................      12,870       10,131
                                                              ---------    ---------
                                                                 46,096       59,698
                                                              ---------    ---------
                                                              $ 169,134    $ 205,995
                                                              =========    =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Notes payable ...........................................   $   3,221    $   3,197
  Current portion of long-term debt .......................       3,496        2,113
  Accounts payable ........................................      16,956       19,405
  Accrued liabilities .....................................      26,802       28,896
  Accrued acquisition payments (Note 12) ..................       7,274        6,089
  Income taxes payable ....................................       2,603        3,614
  Deferred income .........................................      12,372       14,304
                                                              ---------    ---------
     Total current liabilities ............................      72,724       77,618
                                                              ---------    ---------
LONG-TERM DEBT, less current portion ......................     190,117      225,731
                                                              ---------    ---------
DEFERRED INCOME TAXES .....................................       5,489        4,807
                                                              ---------    ---------
OTHER NONCURRENT LIABILITIES ..............................       6,812        3,428
                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 8, 11, 12 and 15)
MINORITY INTEREST IN EQUITY OF SUBSIDIARY .................       2,555        2,301
                                                              ---------    ---------

STOCKHOLDERS' DEFICIT:
  Common stock (68,570,615 and 68,515,515 shares issued
    and 45,750,975 and 46,268,825 shares outstanding as of
    December 31, 1998 and 1999, respectively) ............          137          137
  Paid-in capital ........................................           --        1,827
  Accumulated other comprehensive income (cumulative
    translation adjustment) ..............................        1,448          527
  Accumulated deficit ....................................      (10,012)     (12,895)
                                                              ---------    ---------
                                                                 (8,427)     (10,404)
  Less: Treasury stock, at cost ..........................      (99,341)     (96,920)
  Deferred compensation ..................................         (795)        (566)
                                                              ---------    ---------
                                                               (100,136)    (97,486)
                                                              ---------    ---------
     Total stockholders' deficit .........................     (108,563)    (107,890)
                                                              ---------    ---------
                                                              $ 169,134    $ 205,995
                                                              =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                (Dollars in thousands, except per share amounts)

                                                                             1997         1998         1999
                                                                             ----         ----         ----
Net product sales .....................................................   $ 120,637    $ 154,685    $ 171,639
Service revenue .......................................................      37,988       46,497       62,378
Chemicals and supplies sales ..........................................      25,488       26,982       30,875
                                                                          ---------    ---------    ---------
                                                                            184,113      228,164      264,892
                                                                          ---------    ---------    ---------
Cost of product sales .................................................      49,295       66,317       79,674
Other costs of product sales (Note 13) ................................          --           --        2,703
Service expense .......................................................      27,703       35,449       48,543
Cost of chemicals and supplies sales ..................................      10,195       10,253       11,732
Amortization of acquired inventory step-up (Note 12) ..................         800        1,500        1,000
                                                                          ---------    ---------    ---------
                                                                             87,993      113,519      143,652
                                                                          ---------    ---------    ---------
  Gross profit ........................................................      96,120      114,645      121,240
Research and development expenses .....................................      23,480       29,228       30,109
Selling, general and administrative expenses (Note 5) .................      49,855       55,133       62,151
Other charges, net (Note 14) ..........................................      18,429        7,511
                                                                          ---------    ---------    ---------
  Income from operations ..............................................       4,356       22,773       28,980
                                                                          ---------    ---------    ---------
Interest expense ......................................................     (18,119)     (21,270)     (23,053)
Other income, net .....................................................         790          612          374
Foreign exchange transaction gains, net ...............................         377          258          683
Gain on sale of equity securities (Note 1) ............................          --        3,155           --
                                                                          ---------    ---------    ---------
  Income (loss) before provision for income taxes and minority
    interest ..........................................................     (12,596)       5,528        6,984
Provision for income taxes ............................................      (5,941)      (3,787)      (7,436)
Minority interest in (income) loss of subsidiaries ....................        (218)         164          254
                                                                          ---------    ---------    ---------
  Net income (loss) ...................................................   $ (18,755)   $   1,905    $    (198)
                                                                          =========    =========    =========
Basic earnings (loss) per share .......................................   $   (0.30)   $    0.04    $    0.00
                                                                          =========    =========    =========
Diluted earnings (loss) per share .....................................   $   (0.30)   $    0.04    $    0.00
                                                                          =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (Dollars in thousands)

                                                               1997        1998        1999
                                                               ----        ----        ----
Net income (loss) ........................................   ($18,755)   $  1,905    ($   198)
Other comprehensive income (loss):
  Foreign currency translation adjustments ...............     (2,746)      1,792        (921)
  Unrealized investment income (loss), net of income taxes      2,885        (990)         --
  Reclassification adjustments, net ......................         --      (1,895)         --
                                                             --------    --------    --------
Other comprehensive income (loss) ........................        139      (1,093)       (921)
                                                             --------    --------    --------
Comprehensive income (loss) ..............................   ($18,616)   $    812    ($ 1,119)
                                                             ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (Dollars in thousands)

                                       Common Stock
                                  ---------------------                                                Retained
                                                                         Cumulative    Unrealized      Earnings
                                                             Paid-in    Translation    Investment    (Accumulated
                                    Shares       Amount      Capital     Adjustment    Gains, Net       Deficit)
                                    ------       ------      -------     ----------    ----------       --------
                                  ---------------------------------------------------------------------------------
BALANCE, December 31, 1996 ..     64,621,105    $    129   $    1,320    $   2,402      $     --      $     89,088
Net shares forfeited in
   connection with restricted
   stock plan including
   deferred compensation and
   amortization .............         (4,490)                      (6)
Shares issued in connection
   with exercise of stock
   options, including related
   tax benefits .............      3,992,500           8       17,758                                           (2)
Purchase of treasury stock ..
Sale of treasury stock ......                                                                               (3,409)
Recapitalization costs ......                                    (864)
Stock dividend ..............                                 (18,208)                                     (77,142)
Change during year ..........                                               (2,746)
Net loss ....................                                                                              (18,755)
Unrealized investment gains,
   net of income
   taxes ....................                                                              2,885
                                  ---------------------------------------------------------------------------------
BALANCE, December 31, 1997 ..     68,609,115    $    137   $       --    ($    344)     $  2,885      ($    10,220)
Net shares forfeited in
   connection with restricted
   stock plan including
   deferred compensation and
   amortization .............        (40,500)                                                                  (36)
Shares issued in connection
   with exercise of stock
   options, including related
   tax benefits .............          2,000                                                                  (406)
Purchase of treasury stock ..
Sale of treasury stock ......                                                                                 (108)
Issuance of shares in
   connection with
   acquisitions .............                                                                               (1,147)
Change during year ..........                                                1,792
Unrealized investment  gains,
   net of income
   taxes ....................                                                             (2,885)
Net income ..................                                                                                1,905
                                  ---------------------------------------------------------------------------------
BALANCE, December 31, 1998 ..     68,570,615    $    137   $       --    $   1,448      $     --      ($    10,012)

                                        Treasury Stock
                                   -------------------------

                                                                  Deferred
                                    Shares         Amount       Compensation
                                    ------      ------------    ------------
                                  -------------------------------------------
BALANCE, December 31, 1996 ..      3,889,345    ($    11,128)   ($     1,218)
Net shares forfeited in
   connection with restricted
   stock plan including
   deferred compensation and
   amortization .............                                            194
Shares issued in connection
   with exercise of stock
   options, including related
   tax benefits .............         (1,000)              4
Purchase of treasury stock ..     46,947,345        (208,882)
Sale of treasury stock ......     (5,520,800)         24,468
Recapitalization costs ......                         (3,252)
Stock dividend ..............     21,731,645)         95,342
Change during year ..........
Net loss ....................
Unrealized investment gains,
   net of income
   taxes ....................
                                  -------------------------------------------
BALANCE, December 31, 1997 ..
                                  23,583,245    ($   103,448)   ($     1,024)
Net shares forfeited in
   connection with restricted
   stock plan including
   deferred compensation and
   amortization .............                                            229
Shares issued in connection
   with exercise of stock
   options, including related
   tax benefits .............       (215,515)            932
Purchase of treasury stock ..         82,140            (227)
Sale of treasury stock ......        (50,000)            219
Issuance of shares in
   connection with
   acquisitions .............       (580,230)          3,183
Change during year ..........
Unrealized investment  gains,
   net of income
   taxes ....................
Net income ..................
                                  -------------------------------------------
BALANCE, December 31, 1998 ..     22,819,640    ($    99,341)   ($       795)

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (Dollars in thousands)

                                   (CONTINUED)

                                       Common Stock
                                  ---------------------                                 Retained
                                                                         Cumulative     Earnings
                                                             Paid-in    Translation   (Accumulated
                                    Shares       Amount      Capital     Adjustment      Deficit)
                                    ------       ------      -------     ----------      --------
                                  ------------------------------------------------------------------
BALANCE, December 31,
   1998......................     68,570,615    $    137   $       --    $   1,448      ($ 10,012)
Net shares forfeited in
   connection with restricted
   stock plan including
   deferred compensation
   and amortization..........       (55,100)                                                  (57)
Net shares issued in connection
   with exercise of stock
   options, including related
   tax benefits..............                                                              (2,628)
Compensation expense
   recognized in connection
   with grant of stock options                                               1,827
Purchase of treasury stock...
Change during year...........                                                 (921)
Net loss.....................                                                                (198)
                                 -------------- ----------------------------------------------------
BALANCE, December 31,
   1999......................     68,515,515    $    137   $    1,827    $     527      ($ 12,895)
                                 ============== ====================================================

                                        Treasury Stock
                                   -------------------------

                                                                  Deferred
                                    Shares         Amount       Compensation
                                    ------      ------------    ------------
                                  -------------------------------------------
BALANCE, December 31,
   1998......................      22,819,640   ($  99,341)     ($    795)
Net shares forfeited in
   connection with restricted
   stock plan including
   deferred compensation
   and amortization..........                                          229
Net shares issued in connection
   with exercise of stock
   options, including related
   tax benefits..............      (1,101,215)       4,821
Compensation expense
   recognized in connection
   with grant of stock options
Purchase of treasury stock...         528,265       (2,400)
Change during year...........
Net loss.....................
                                 --------------------------------------------
BALANCE, December 31,
   1999......................      22,246,690   ($  96,920)     ($     566)
                                 ============================================

              The accompanying notes are an intgegral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (Dollars in thousands)

                                                                                  1997         1998         1999
                                                                                  ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................   $ (18,755)   $   1,905    $    (198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization of intangibles .............................       6,372        8,398        9,544
  Amortization of deferred financing costs .................................       1,287        1,545        1,545
  Other costs of product sales (Note 13) ...................................          --           --        2,703
  Purchased in-process research and development charges (Note 12) ..........          --        6,120           -
  Amortization of acquired inventory step-up (Note 12) .....................         800        1,500        1,000
  Compensation expense from stock options (Notes 5 and 11) .................       9,436           --        1,827
  Gain on sale of equity securities ........................................          --       (3,155)          --
  Minority interest in net income (loss) of subsidiaries ...................         218         (164)        (254)
  Deferred income taxes, net ...............................................       1,113       (1,407)         560
  (Gain) loss on sale of property, net .....................................          --         (426)         147
  Other, net ...............................................................          39           41         (349)
Changes in assets and liabilities excluding effects of acquisitions and dispositions:
  Decrease (increase) in accounts receivable ...............................       3,077       (2,613)     (11,371)
  (Increase) decrease in inventories .......................................      (3,469)      (1,971)       3,126
  Decrease (increase) in other current assets ..............................         852          (25)         (79)
  (Increase) decrease in other noncurrent operating assets .................        (797)      (1,387)         582
  Increase (decrease) in accounts payable and other accrued expenses .......       4,047        1,702       (3,043)
  (Decrease) increase in deferred income ...................................        (333)        (741)       1,552
  (Decrease) increase in other noncurrent liabilities ......................      (1,647)       3,637         (807)
                                                                               ---------    ---------    ---------
  Net cash provided by operating activities ................................       2,240       12,959        6,485
                                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of acquired cash ............................      (7,491)     (12,025)     (28,539)
Investments in equity securities ...........................................      (9,065)         (68)          --
Capital expenditures .......................................................      (3,622)      (6,214)      (9,970)
Product lines, patent rights and licenses acquired .........................      (2,036)      (2,889)      (1,292)
Proceeds from sale of fixed assets and investments .........................           5        4,181           --
                                                                               ---------    ---------    ---------
  Net cash used for investing activities ...................................     (22,209)     (17,015)     (39,801)
                                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt ...............................................     206,710       41,500       57,388
Repayments of long-term debt ...............................................     (14,992)     (43,058)     (22,700)
Purchase of treasury stock .................................................    (208,882)        (121)        (281)
Proceeds from sale of treasury stock .......................................      21,059          481          299
(Decrease) increase in notes payable to banks ..............................      (1,595)       1,291          174
Proceeds from exercise of stock options, including tax benefits ............       8,333           57           --
Recapitalization fees deferred or charged to equity (Note 11) ..............     (15,295)          --           --
                                                                               ---------    ---------    ---------
  Net cash (used for) provided by financing activities .....................      (4,662)         150       34,880
                                                                               ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................      (2,620)       1,260       (1,917)
                                                                               ---------    ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................     (27,251)      (2,646)        (353)
CASH AND CASH EQUIVALENTS, beginning of year ...............................      37,826       10,575        7,929
                                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year .....................................   $  10,575    $   7,929    $   7,576
                                                                               =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .................................................................   $  10,191    $  20,744    $  21,002
                                                                               =========    =========    =========
   Income taxes ............................................................   $   6,842    $   5,465    $   6,736
                                                                               =========    =========    =========
NON-CASH TRANSACTIONS:
Stock received in connection with cashless option exercise (Note 5) ........   $      --    $      --    $   1,411
                                                                               =========    =========    =========
Stock issued in connection with acquisitions (Note 12) .....................   $      --    $   1,620    $      --
                                                                               =========    =========    =========
Stock received in connection with equipment contribution (Note 12) .........   $      --    $   3,186    $      --
                                                                               =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

1. Operations and Significant Accounting Policies

      Operations

      Packard BioScience Company, a Delaware corporation, and subsidiaries (the "Company") is a leading global developer, manufacturer and marketer of instruments and related consumables and services for use in the life sciences research and nuclear industries.

      The Company operates primarily in two industry segments. Through its Packard division, the Company supplies bioanalytical instruments, and the related biochemical supplies and services, to the life sciences research industry. The Canberra division manufactures and sells analytical instruments and systems used to detect, identify, quantify and monitor radioactive materials for the nuclear industry and related markets.

      Consolidation

      The accompanying consolidated financial statements include the accounts of Packard BioScience Company and its majority-owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

      Foreign operations

      The Company translates foreign currency financial statements using the current rate method. Translation gains and losses are recorded as a separate component of stockholders' equity (deficit), cumulative translation adjustment. Gains and losses result from transactions which are denominated in other than functional currencies. Such gains and losses are included in foreign exchange transaction gains, net in the accompanying consolidated statements of income
(loss).

      The Company purchases various foreign currency forward contracts primarily for the purpose of hedging firm inventory purchase commitments. As of December 31, 1998 and 1999, the Company had total forward contracts outstanding of approximately $3,320,000 and $2,300,000, respectively, whose settlement prices substantially approximated year end exchange rates. The following table summarizes by currency the outstanding forward contracts as of December 31, 1998 and 1999 (in thousands):

                                                     1998     1999

      Japanese Yen ..............................   $1,600   $2,000
      British Pound Sterling ....................    1,200       --
      All other .................................      520      300
                                                    ------   ------
                                                    $3,320   $2,300
                                                    ======   ======

      The forward contracts outstanding at December 31, 1999 mature at various times through October, 2000. Transaction gains, inclusive of forward contracts settled, were $377,000, $258,000 and $683,000 in 1997, 1998 and 1999, respectively.

      Cash and cash equivalents

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

      Property, plant and equipment

      Property, plant and equipment are recorded at cost. Machinery, equipment, furniture and leasehold improvements are depreciated using the straight-line method over their estimated useful lives or term of the lease, if shorter, ranging from 2 to 20 years. Buildings and improvements are depreciated over 5 to 40 years using the straight-line method.

      Goodwill, net of amortization

      The Company estimates the life of goodwill for each individual acquisition based upon the nature of the operations acquired. Goodwill included in the accompanying consolidated balance sheets is being amortized over 20 to 40 years. As of December 31, 1998 and 1999, accumulated amortization was approximately $809,000 and $2,186,000, respectively.

      Deferred financing costs, net of amortization

      Deferred financing costs includes the portion of fees incurred by the Company for issuance of debt instruments in connection with its 1997 Recapitalization, including the initial purchasers' discount (see Note 11). Such costs are being amortized over the average life of the debt to which they relate, ranging from 5 to 10 years. Accumulated amortization of deferred financing costs was $2,833,000 and $4,378,000 as of December 31, 1998 and 1999, respectively.

      Investments

      During 1997 and 1998, the Company held investment securities of a publicly traded company. Such investments were available for sale and, as such, all unrealized gains and losses were reflected in a separate component of stockholders' deficit, net of income taxes. Such investments were sold during 1998 for a gain of $3,155,000.

      Patent rights and license acquisitions

      The Company capitalizes amounts paid for patent rights and licenses acquired to manufacture and sell certain products. These amounts are amortized over the lives of the respective agreements or the estimated lives of the related products, if shorter. The amortization periods range from 3 to 10 years. As of December 31, 1998 and 1999, the Company had an unamortized balance of $7,304,000 and $5,489,000, respectively, associated with patent rights and license acquisitions, which amounts were reflected in other assets in the accompanying consolidated balance sheets.

      Long-lived assets

      The Company assesses the realizability of long-lived assets based upon the estimated future profitability and cash flows of such assets. As of December 31, 1998 and 1999, the Company believes there was no impairment of the long-lived assets as reported in the accompanying consolidated balance sheets. Refer to
Note 13 for a description of the Company's write-off of certain long-lived assets during 1999 in connection with a license modification and the termination of production of a certain product line.

      Revenue recognition and deferred income

      For the majority of the Company's product sales, revenue is recognized when title to a product is transferred or services have been rendered. Revenues from service contracts are recognized on a straight-line basis over the contract period. Deferred income results from the advance billing of certain field service maintenance contracts and other customer advances.

      Revenues and estimated profits on long-term contracts are generally recognized under the percentage-of-completion method of accounting using a cost-to-cost methodology. Profit estimates are revised periodically based on changes in facts. Over (under) billings were not material as of December 31, 1998 and 1999.

      Warranty

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

      The Company has not provided for possible U.S. taxes on undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Undistributed earnings of foreign subsidiaries considered to be reinvested indefinitely amounted to $10,310,000 and $15,380,000 at December 31, 1998 and 1999, respectively. If and when earnings are repatriated, credit for foreign taxes already paid on subsidiary earnings and withholdings may offset a portion of applicable U.S. income taxes.

      Earnings per share

      Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is dilutive. Basic and diluted weighted average shares outstanding during the years ending December 31, 1997, 1998 and 1999 are as follows:

                                                      1997         1998         1999
                                                      ----         ----         ----
Basic weighted average shares outstanding ......   62,318,120   45,574,160   45,803,495
Dilutive effect of outstanding stock options ...           --    2,109,225           --
                                                   ----------   ----------   ----------
Diluted weighted average shares outstanding ....   62,318,120   47,683,385   45,803,495
                                                   ==========   ==========   ==========

      For 1997 and 1999, 1,750,240 and 4,651,965 of common stock equivalents, respectively, were excluded from diluted weighted average shares outstanding as their effect was antidilutive.

      Use of estimates in preparation of financial statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

      Disclosures about fair values of financial instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as of December 31, 1998 and 1999:

      Cash and cash equivalents -- The carrying amount approximates fair value because of the short maturity of those instruments.

      Notes payable   --  The fair value of the Company's notes payable are
      estimated to approximate recorded amounts due to the relative short maturity.

      Long-term debt   --  The fair value of the Company's long-term debt is
      estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for obligations with the same remaining maturities. The estimated fair value of the Senior Notes (see
      Note 4) was $142,500,000 and $137,175,000 at December 31, 1998 and 1999,
      respectively. The estimated fair value of all other long-term debt approximated their carrying amount.

      Foreign currency contracts   --  The fair value of foreign currency
      contracts (primarily used for hedging firm commitments) is estimated by obtaining closing rates and comparing them to the actual contract rates. The total value of the open contracts approximated the estimated fair value.

      Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

      New accounting standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. The Company believes that such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, gains and losses on such contracts will be presented as a component of comprehensive income. The effective date of SFAS No. 133 (which was deferred through the issuance of SFAS No. 137) is the Company's calendar year commencing January 1, 2001. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position upon adoption.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition when customer acceptance and installation provisions exist. SAB No. 101 must be adopted by the Company on January 1, 2000. The cumulative effect, if any, of applying SAB No. 101 will be recognized as of January 1, 2000. The Company is in the process of quantifying the effect, if any, of SAB No. 101 on its consolidated financial position and results of operations.

2. Accounts Receivable, Net

      Accounts receivable are net of allowances for doubtful accounts totaling $635,000 and $650,000 as of December 31, 1998 and 1999, respectively.

3. Inventories

      Inventories consisted of the following at December 31, 1998 and 1999 (in thousands):

                                                       1998              1999
                                                       ----              ----

Raw materials and parts ....................         $ 15,963          $ 19,028
Work in progress ...........................            4,189             3,031
Finished goods .............................           14,210            17,394
                                                     --------          --------
                                                       34,362            39,453
Excess and obsolete reserves ...............           (3,729)           (5,262)
                                                     --------          --------
                                                     $ 30,633          $ 34,191
                                                     ========          ========

4. Long-Term Debt

      The Company had the following long-term debt at December 31, 1998 and 1999, as described below (in thousands):

         As of December 31, 1998:

                                                         Interest Rate      Maturity      Current      Long-Term      Total
                                                         -------------      --------      -------      ---------      -----
Senior subordinated notes........................   9.375%                    2007        $   --       $150,000     $150,000
Term loan........................................   Eurodollar+2.75%          2003         2,035         37,365       39,400
Revolving credit facility........................   Eurodollar+2.375%         2002            --             --           --
Notes payable....................................   3.5%--7.25%               1999         3,221             --        3,221
Other obligations................................   1.875%--9.0%           1999-2003       1,461          2,752        4,213
                                                                                          ------       --------     --------
                                                                                          $6,717       $190,117     $196,834
                                                                                          ======       ========     ========

         As of December 31, 1999:

                                                         Interest Rate      Maturity      Current      Long-Term      Total
                                                         -------------      --------      -------      ---------      -----
Senior subordinated notes........................   9.375%                    2007        $   --       $150,000     $150,000
Term loan........................................   Eurodollar+2.75%          2003           400         36,965       37,365
Revolving credit facility:
  Borrowings denominated in U.S. dollars.........   Eurodollar+2.375%         2002            --          8,425        8,425
  Borrowings denominated in other currencies.....   Cost of funds+2.375%      2002            --         28,513       28,513
Notes payable....................................   3.9%--4.0%                2000         3,197             --        3,197
Other obligations................................   1.875%--10.0%          2000-2004       1,713          1,828        3,541
                                                                                          ------       --------     --------
                                                                                          $5,310       $225,731     $231,041
                                                                                          ======       ========     ========

      During 1997, the Company issued $150,000,000 principal amount of 9.375% senior subordinated notes (the "Senior Notes") due March 1, 2007. The proceeds received from the sale of the Senior Notes, net of initial purchasers' discount of $4,500,000, were used to repay certain of the outstanding indebtedness under previous obligations and to repurchase certain of the Company's outstanding common stock (see Note 11). The initial purchasers' discount is reflected as deferred financing costs in the accompanying consolidated balance sheets and is being amortized over the term of the Senior Notes (10 years).

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

      During 1997, the Company also entered into a senior credit agreement (the "Agreement" and together with the Senior Notes, the "Financings") with a group of banks which provides for a $40,000,000 term loan and the availability of up to $75,000,000 in a revolving credit facility with a sub-limit for letters of credit up to $11,000,000 in the aggregate. The term loan matures in 2003 and bears interest, at the Company's option, at the customary base rate (defined as a certain bank's reference rate, or the federal funds rate plus 0.5%, whichever is higher), plus 1.75% (adjusted downward if the Company achieves certain financial ratio levels), or at the customary reserve adjusted Eurodollar rate plus 2.75%. The outstanding revolving credit facility balance, if any, is due and payable on March 31, 2002. On U.S. dollar denominated borrowings, the revolving credit facility bears interest, at the Company's option, at the customary base rate plus 1.375%, or at the customary reserve adjusted Eurodollar rate plus 2.375% (adjusted downward if the Company achieves certain financial ratio levels).

Outstanding borrowings on the revolving credit facility which are denominated in currencies other than the U.S. dollar bear interest at the cost of funds rate plus 2.375% (adjusted downward if the Company achieves certain financial ratio levels). Cost of funds on non-U.S. dollar borrowings represents the rate at which deposits in the applicable currency would be offered by banks participating in the revolving credit facility. A maximum of $50 million can be borrowed in currencies other than the U.S. dollar. The credit agreement also provides for a commitment fee of 0.5% (adjusted downward if the Company achieves certain financial ratio levels) on any unused portion of the revolving credit facility. At December 31, 1999, the Eurodollar rate and cost of funds rate were 6.04% and 3.53%, respectively.

      The Financings contain certain financial covenants including, but not limited to, a minimum fixed charge ratio test, a minimum interest ratio test and a maximum leverage ratio and limitations on capital expenditures and technology acquisitions. The Company is prohibited by the Financings from paying any cash dividends and is limited in the amount of capital stock that it may repurchase, the incurrence of additional indebtedness and liens or dispositions of assets by the Company. In October 1999, the Company obtained an amendment to the Agreement, which was effective as of September 30, 1999. Among other changes to the prior terms of the facility, the amendment modified certain of the financial covenants. The change included increasing the Company's maximum consolidated leverage ratio (as defined in the Agreement). The maximum allowable consolidated leverage ratio was 5.35:1.00 at December 31, 1999 and declines to 3.50:1.00 effective December 31, 2002. As of December 31, 1999, the Company was in compliance with all covenants. In February 2000, the Company amended the Agreement to increase allowable investments (as defined in the Agreement). In connection with this amendment, the margins which are added to the base rates described above were generally increased by 0.50%.

      In connection with the Agreement, the Company pledged as collateral substantially all of the tangible and intangible assets of the Company and most of its domestic subsidiaries and 65% of the capital stock of the Company's foreign subsidiaries.

      Notes payable existing at December 31, 1998 and 1999, consisted of amounts outstanding under overseas lines of credit which permitted maximum borrowings of approximately $12,000,000 and $7,600,000, respectively. Borrowings are due on demand. At December 31, 1998 and 1999, $3,221,000 and $3,197,000, respectively, were outstanding under these arrangements with interest rates ranging from 3.5% to 7.25% and 3.9% to 4.0%, respectively. The weighted average interest rates on these borrowings were 4.1% and 4.3% in 1998 and 1999, respectively. The maximum amount outstanding on overseas lines of credit during 1998 and 1999 was $3,221,000 and $3,996,000, respectively.

      As of December 31, 1999, aggregate principal payments of long-term debt during the next five years ending December 31 and thereafter are approximately as follows (in thousands):

       2000.......................................................      $  5,310
       2001.......................................................         1,797
       2002.......................................................        56,405
       2003.......................................................        17,459
       2004.......................................................            70
       Thereafter.................................................       150,000
                                                                        --------
       Total......................................................      $231,041
                                                                        ========

5. Common Stock and Stock Options

      At December 31, 1999 (see Note 15), the Company had 200,000,000 shares of authorized common stock with a par value of $.002 per share and 1,000,000 shares of authorized preferred stock.

      The Company has granted non-qualified stock options to selected employees under the Canberra Industries, Inc. Stock Option Plan of 1971, as amended (the "1971 Plan") and the Management Stock Incentive Plan (the "1997 Plan") of 1997. In connection with the 1997 recapitalization (see Note 11), the 1971 Plan was frozen and no additional options can be granted from this plan. There are 11,124,460 options authorized to be granted under the 1997 Plan of which 3,431,710 are available for grant as of December 31, 1999. No additional options may be granted under the 1997 Plan after March 4, 2007. The exercise price of most options at the date of grant is the fair value based upon an independent appraisal. During 1997, the Company granted 1,325,000 performance options to various employees with an exercise price of $2.726 which exceeded the $2.225 fair value of the Company's stock on the date of grant. The options expire at various dates through the year 2009. A summary of stock option activity is as follows:

                                                                       Weighted
                                                       Number         Avg. Price
                                                      of Shares        per Share
                                                      ---------        ---------

Outstanding at December 31, 1996 .................    13,718,500      $    1.038
Granted ..........................................     4,807,500           2.362
Exercised or purchased by the Company (Note 11) ..   (10,719,500)          1.036
                                                     -----------      ----------

Outstanding at December 31, 1997 .................     7,806,500           1.856
Granted ..........................................     1,117,500           2.780
Cancelled ........................................      (164,000)          2.074
Exercised ........................................       (85,000)          1.604
                                                     -----------      ----------

Outstanding at December 31, 1998 .................     8,675,000           1.970
Granted ..........................................     2,226,250           3.326
Cancelled ........................................      (308,740)          2.266
Exercised ........................................    (1,131,215)          0.788
                                                     -----------      ----------

Outstanding at December 31, 1999 .................     9,461,295      $    2.420
                                                     ===========      ==========

      As of December 31, 1999, the outstanding options had the following characteristics:

                                                                Weighted                Number         Weighted Average
                                           Weighted              Average             Exercisable        Exercise Price
   Number             Range of             Average              Remaining               as of                as of
Outstanding       Exercise Prices       Exercise Price      Contractual Life      December 31, 1999    December 31, 1999
-----------       ---------------       --------------      ----------------      -----------------    -----------------
    379,045            $0.634              $0.634          Less than one year           379,045               $0.634
  1,389,500        $1.286--$1.600          $1.376               5.2 years             1,389,500               $1.376
  4,551,500        $2.226--$2.726          $2.370               7.4 years             3,257,500               $2.428
  3,141,250        $2.792--$3.352          $3.172               9.3 years               826,250               $3.080
  ---------                                                                           ---------
  9,461,295                                                                           5,852,295
  =========                                                                           =========

      During 1999, 870,955 options were exercised through a "cashless" option conversion whereby employees tendered mature common shares owned by them with an aggregate value equivalent to the aggregate option exercise price of those options being exercised. In addition, common shares with a value equivalent to the required income tax and other withholdings due by the employees associated with the exercise of the options were also tendered. A total of 421,080 common shares were tendered by the employees who participated in the cashless option exercise.

      In December 1999, the Company granted certain options to employees with an exercise price of $3.352 per share. In accordance with financial reporting guidelines, compensation expense of $9.1 million will be recorded over the vesting period of the related options, of which $1.8 million was recorded in 1999 related to 1999 vesting (see Note 15). Such expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income (loss).

      If compensation cost for stock options granted under these plans had been determined under the fair-value based methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been ($21,916,000), $366,000 and ($2,249,000) on a pro forma basis for the years ended December 31, 1997, 1998 and 1999, respectively. For purposes of this calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (minimum value method) with the following assumptions:

                                       1997             1998           1999
                                       ----             ----           ----

Expected dividend yield..........       --               --              --
Expected stock price volatility..      N/A              N/A            N/A
Risk-free interest rate..........  6.04%--6.49%     4.91%--5.89%   5.14%--6.88%
Expected life....................    10 years         10 years       10 years
Weighted average fair value......     $0.956           $1.134         $5.714

      In connection with the Recapitalization, the Company terminated a restricted stock plan which provided for the issuance of common stock for no consideration to officers and key employees, with vesting over an eight-year period. No new shares can be granted but shares previously issued are still vesting over the original vesting period. Compensation expense, determined as of the date of grant, is being recognized ratably in accordance with the vesting schedule. Compensation expense recognized was $194,000, $191,000 and $178,000 in 1997, 1998 and 1999, respectively. At December 31, 1998 and 1999, $795,000 and
$566,000 of future compensation expense associated with 129,190 and 88,800 unvested shares, respectively, has been deferred and is included in deferred compensation in the accompanying consolidated balance sheets.

6. Income Taxes

      The sources of the Company's income (loss) before provision for income taxes and minority interest were as follows (in thousands):

                                       1997             1998             1999
                                       ----             ----             ----

United States ...............        ($23,207)        ($ 4,655)        ($ 8,998)
Foreign .....................          10,611           10,183           15,982
                                     --------         --------         --------
                                     ($12,596)        $  5,528         $  6,984
                                     ========         ========         ========

      The provision for (benefit from) income taxes is as follows (in thousands):

                                        1997             1998             1999
                                        ----             ----             ----
Current:
Federal ......................         $    92          ($  601)         $   535
Foreign ......................           4,774            4,393            6,288
State ........................              50              526               57
                                       -------          -------          -------
                                         4,916            4,318            6,880
                                       -------          -------          -------
Deferred:
Federal ......................             784               29              312
Foreign ......................            (357)            (527)             166
State ........................             598              (33)              78
                                       -------          -------          -------
                                         1,025             (531)             556
                                       -------          -------          -------
  Total ......................         $ 5,941          $ 3,787          $ 7,436
                                       =======          =======          =======

      A reconciliation between the income tax expense recognized in the Company's consolidated statements of income (loss) and comprehensive income
(loss) and the income tax expense computed by applying the statutory Federal income tax rate to the income (loss) before income taxes follows (in thousands):

                                                                   1997                    1998                   1999
                                                                   ----                    ----                   ----
                                                             Amount    Percent       Amount    Percent      Amount      Percent
                                                            --------   --------     --------   -------     --------     --------
Income (loss) before income taxes .......................   ($12,596)               $  5,528               $  6,984
                                                            ========                ========               ========
Income tax (benefit) computed at statutory rate .........   $ (4,409)        35%    $  1,935        35%    $  2,445           35%
Change in valuation allowance ...........................      8,267        (66)      (2,291)      (41)       5,863           84
Net tax effect relating to foreign operations and sales .      2,532        (20)         720        13         (972)         (14)
Research credits ........................................         --         --         (654)      (12)          --           --
State income taxes ......................................       (444)         4          341         6          201            3
Acquisition-related deductible charges ..................         --         --         (394)       (7)        (571)          (8)
Acquisition-related nondeductible charges ...............         25         --         4,457        81          351            5
Restricted stock vesting ................................       (203)        (2)        (187)       (3)         (84)          (1)
Other ...................................................        173          2         (140)       (3)         203            3
                                                            --------   --------     --------    ------     --------     --------
                                                            $  5,941        (47)%   $  3,787        69%    $  7,436          107%
                                                            ========   ========     ========    ======     ========     ========

      At December 31, 1998 and 1999, deferred tax assets and liabilities were comprised of the following (in thousands):

                                                             1998        1999
                                                             ----        ----
Deferred tax assets:
Net operating loss carryforwards .......................   $  1,374    $  2,321
Inventory related items ................................      2,290       2,966
Accruals not currently deductible ......................      3,997       3,068
Stock option grant compensation ........................         --         750
Foreign and other tax credit carryforwards .............      5,786      11,356
Other ..................................................        377         315
                                                           --------    --------
  Gross deferred tax assets ............................     13,824      20,776
Less: valuation allowance ..............................     (6,902)    (12,765)
                                                           --------    --------
  Total deferred tax assets, net of valuation allowance       6,922       8,011
                                                           --------    --------
Deferred tax liabilities:
International transactions .............................      4,053       3,507
Accelerated depreciation ...............................        853         606
Transaction-related tax liabilities ....................      2,861       3,549
Other ..................................................        221         361
                                                           --------    --------
  Total deferred tax liabilities .......................      7,988       8,023
                                                           --------    --------
  Net deferred tax liabilities .........................   ($ 1,066)   ($    12)
                                                           ========    ========

      At December 31, 1998, the Company had foreign tax credit and state net operating loss carryforwards (tax effected) totaling approximately $6.9 million. A valuation reserve was provided against such foreign tax credit and state net operating loss carryforwards due to the uncertainty of the Company's ability to utilize such credit carryforwards prior to their expiration.

      At December 31, 1999, the Company had foreign tax credit carryforwards totaling $10.4 million, which were fully offset by a valuation reserve due to the uncertainty of the Company's ability to utilize such carryforwards prior to their expiration. In addition, total state net operating loss carryforwards were $2.4 million (tax effected) at December 31, 1999, which were fully reserved for, also due to the uncertainty as to their utilization. The foreign tax credit and state net operating loss carryforwards expire in 2002 to 2004 and in 2002 and 2003, respectively.

7. Benefit Plans

      Packard BioScience Company and certain domestic subsidiaries offer a contributory defined contribution plan (the "Profit Sharing Plan") covering substantially all domestic employees who have completed at least one year of service, as defined. Commencing in 1997, the Profit Sharing Plan provided that eligible participants may make a basic contribution from 1% to 4% of their annual pay, with additional contributions allowed up to an additional 11% of annual pay. The Company makes matching contributions equal to 125% of a participant's basic contribution, which amounted to approximately $1,600,000, $1,652,000 and $1,907,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      Aquila Technologies Group, Inc. ("Aquila") maintains a similar defined contribution plan whereby Aquila makes a matching contribution equal to a percentage of the employees' annual salaries, as defined. Matching contributions were $36,000 and $42,000 during the years ended December 31, 1998 and 1999, respectively.

      The Company also had a noncontributory employee stock ownership plan ("ESOP") and related trust, which was merged into the Profit Sharing Plan in March 1997. Each year the Company made a contribution from profits, as defined, of an amount determined by its Board of Directors, but not to exceed 15% of the aggregate compensation of all participants in the ESOP in any plan year. Contributions under the ESOP for any individual participant in any year were limited to the lower of $30,000 or 25% of the participant's compensation. The trust had used the contributions to first service debt incurred, if any, and then to purchase outstanding shares of the Company's stock. When employees terminate their employment with the Company, they may choose to take the ESOP portion of the Profit Sharing Plan distribution in the form of either cash or shares of the Company's common stock, based upon the value of the common stock on the date of distribution.

8. Commitments and Contingencies

      The Company conducts certain of its operations from leased facilities and leases automobiles and various types of machinery and equipment under operating leases.

      The following is a schedule of future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms extending beyond December 31, 2000 (in thousands):

      2000 .......................................................  $1,014
      2001 .......................................................     986
      2002 .......................................................     853
      2003 .......................................................     804
      2004 .......................................................     353
      Thereafter .................................................   1,170
                                                                    ------
                                                                    $5,180
                                                                    ======

      Rental expense for the years ended December 31, 1997, 1998 and 1999, was approximately $4,037,000, $4,319,000, and $5,199,000, respectively.

      The Company has entered into various cooperative research and development agreements requiring the Company, upon satisfaction of certain criteria, to make milestone payments and future royalty payments as specified in the agreements.

      The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business, including those relating to intellectual property matters, product liability, safety and health and employment matters. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company accrues for these items as they become known and can be reasonably estimated. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation. The resolution of such claims and litigation could be material to the Company's operating results for any particular period depending upon the level of income for such period.

      On November 2, 1998, the Company settled a lawsuit brought against it in 1996 by PerkinElmer Instruments, Inc. (formerly EG&G Instruments, Inc.) ("PE") alleging patent infringement. The settlement requires the Company to make payments totaling $10 million to settle the litigation and for a license to the related technology through 2000. The Company also received a royalty-bearing license for years subsequent to 2000. The licensed technology was not used during the period from November 2, 1998 to December 31, 1999. Of the total payments of $10 million, $7 million had been paid as of December 31, 1999, and $3 million, which was accrued as of December 31, 1999, was paid in January 2000. The total settlement of $12.1 million, including legal fees of $2.1 million, was expensed in 1998 and is included in other charges, net in the accompanying consolidated statement of income (loss).

      On April 26, 1999, an action was filed by PE alleging that the Company infringed a patent, which issued on February 16, 1999. A settlement has been reached with PE that will require the Company to make a one-time settlement payment in the amount of $100,000, as well as royalty payments on future product sales which include the patented technology and certain other patented technologies. The settlement amount was accrued as of December 31, 1999.

      The Company has received a Demand for Arbitration filed by Instrumentation Development, Inc. ("IDI") with the American Arbitration Association. The demand alleges breach of a collaboration and license agreement, and requests damages in the range of $1 to $3 million. The Company is in the process of evaluating the merits of the claim, if any, and intends to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company and has accrued for the estimated settlement of such claim as of December 31, 1999.

      The Company and provincial authorities in Groningen, The Netherlands, are in the process of negotiating a remediation plan involving groundwater contamination at the Company's Duinkerkenstraat facility. Asserting that the causes of this contamination entirely predate the Company's acquisition of this location in 1986, the Company had sought indemnification under the purchase agreement from the prior owner of the property. The Company accepted a payment in 1998 of $1.25 million from the prior owner and fully released them from their indemnification obligations. Such amount primarily represented reimbursement for remediation costs previously paid for by the Company and estimated remaining remediation costs. The Company has accrued for the estimated remaining obligation to remediate the site; however, there can be no assurance that the Company will not incur any additional costs.

9. Related Party Transactions

      The accompanying consolidated statements of income (loss) include revenues from CIS bio international of approximately $4,968,000 for 1997, and reimbursements of research and development expenses of $236,000 for 1997. CIS bio international was an affiliate of a significant stockholder prior to the 1997 recapitalization (see Note 11). As of the 1997 recapitalization, CIS bio international is no longer a related party.

      In connection with the 1997 recapitalization, Stonington Partners, Inc., the management company for the Company's majority shareholder, received a structuring fee and reimbursement for certain expenses totaling $2.6 million in the aggregate.

10. Geographic Information and Industry Segments

      The Company operates predominately in three major geographic areas and two industry segments. Transfers between geographic areas are made at the estimated market value of the merchandise transferred. The eliminations result from intercompany or intersegment sales, receivables and profit in inventory.

      The following tables summarize the Company's operations by geographic area and industry segment for 1997, 1998 and 1999 (in thousands):

      Geographic Area                                         1997         1998         1999
      ---------------                                         ----         ----         ----
      Revenues*
      United States, including third party export
        sales** .........................................   $ 104,764    $ 143,909    $ 124,135
      Europe ............................................      66,297       72,860      120,666
      Japan .............................................      13,052       11,395       20,091
                                                            ---------    ---------    ---------
        Total consolidated ..............................   $ 184,113    $ 228,164    $ 264,892
                                                            =========    =========    =========
      Income (loss) from operations
      United States, including export sales*** ..........   $  (4,525)   $  13,053    $  12,885
      Europe ............................................       6,862       10,177       10,082
      Japan .............................................       2,989        2,456        5,292
      Eliminations, net .................................        (970)      (2,913)         721
                                                            ---------    ---------    ---------
        Total consolidated ..............................   $   4,356    $  22,773    $  28,980
                                                            =========    =========    =========
      Total assets
      United States .....................................   $ 121,692    $ 144,023    $ 185,994
      Europe ............................................      43,339       38,807       53,874
      Japan .............................................       8,737        9,802       11,288
      Eliminations, net .................................     (33,117)     (23,498)     (45,161)
                                                            ---------    ---------    ---------
        Total consolidated ..............................   $ 140,651    $ 169,134    $ 205,995
                                                            =========    =========    =========

----------

*     Includes only revenues from unaffiliated customers.

**    Includes $30,690,000, $33,834,000 and $31,979,000 of third-party export sales for 1997, 1998 and 1999, respectively.

*** Income (loss) from operations for 1997 includes recapitalization charges of $18,429,000 and $800,000 to expense the fair market value adjustment associated with acquired inventories. Income from operations for 1998 includes a $1,500,000 charge to expense the fair market value adjustment associated with acquired inventories, a $6,120,000 charge for purchased in-process research and development, a litigation settlement charge of $12,144,000, including legal fees, and a gain on the sale of the gas generation product line of $10,753,000. Income from operations for 1999 includes a $2,703,000 charge associated with terminating the production of a product and modifying a license arrangement, a $1,000,000 charge to expense the fair market value adjustment associated with acquired inventories and a $1,827,000 compensation charge associated with the 1999 vesting of stock options granted to certain employees in December 1999.

Industry Segment                           1997           1998           1999
                                           ----           ----           ----
Revenues*
   Packard ........................     $ 120,286      $ 146,237      $ 158,889
   Canberra .......................        63,827         81,927        106,003
                                        ---------      ---------      ---------
      Total consolidated ..........     $ 184,113      $ 228,164      $ 264,892
                                        =========      =========      =========

Income (loss) from operations
   Packard** ......................     $  17,654      $  19,763      $  20,409
   Canberra*** ....................         7,649         14,484         12,031
   General corporate expenses .....        (2,518)        (3,963)        (3,460)
   Other charges, net**** .........       (18,429)        (7,511)            --
                                        ---------      ---------      ---------
      Total consolidated ..........     $   4,356      $  22,773      $  28,980
                                        =========      =========      =========

Capital expenditures
   Packard ........................     $   1,650      $   4,669      $   5,779
   Canberra .......................         1,972          1,545          4,191
                                        ---------      ---------      ---------
      Total consolidated ..........     $   3,622      $   6,214      $   9,970
                                        =========      =========      =========

Depreciation and amortization
   Packard ........................     $   3,396      $   5,322      $   6,166
   Canberra .......................         2,976          3,076          3,378
                                        ---------      ---------      ---------
      Total consolidated ..........     $   6,372      $   8,398      $   9,544
                                        =========      =========      =========

Total assets
   Packard ........................     $  95,540      $ 100,214      $ 118,532
   Canberra .......................        45,111         68,920         87,463
                                        ---------      ---------      ---------
      Total consolidated ..........     $ 140,651      $ 169,134      $ 205,995
                                        =========      =========      =========

----------
*     Includes only revenues from unaffiliated customers.
** The 1998 amount includes $1,500,000 to expense the fair market value adjustment associated with acquired inventories. The 1999 amount includes a $1,035,000 compensation charge associated with the 1999 vesting of options granted to certain employees in December 1999.
*** The 1997 amount includes a $800,000 charge to expense the fair market value adjustment associated with acquired inventories. The 1999 amount includes a $792,000 compensation charge associated with the 1999 vesting of options granted to employees in December 1999 and $1,000,000 to expense the fair market value adjustment associated with acquired inventories.
**** The 1997 amount represents recapitalization expenses. The 1998 amount consists of a $12,144,000 charge to settle litigation, including legal fees, a $6,120,000 charge for purchased in-process research and development and a $10,753,000 gain realized on the sale of the gas generation product line.

11. Recapitalization and Stock Purchase Agreement

      On March 4, 1997, Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington") acquired approximately 69% of the common stock of the Company on a fully-diluted basis as a result of the transactions described below. The transactions included (a) acquisition by Stonington and certain other investors of $54.0 million of common stock from certain continuing stockholders, (b) acquisition by Stonington of $17.5 million of common stock from the Company, (c) a tender offer by the Company to all non-continuing stockholders for $208.6 million and (d) cancellation of all stock options held by the non-continuing stockholders for $3.3 million. The price per share for the above transactions was $2.225 except for the option redemption where the price was $2.225 less the exercise price of such stock options. The Company used the proceeds of the stock offering, $8.3 million from the exercise of certain options, cash on hand and $190.0 million in proceeds from the financings to redeem the shares in the tender offer, purchase certain outstanding options (approximately $12.9 million) and pay transaction fees and expenses (approximately $21.5 million), of which $2.6 million was paid to Stonington Partners, Inc. All of the foregoing transactions are collectively referred to as the Recapitalization. The transaction fees and expenses include costs associated with the stock offering, the Financings and other expenses. As a part of the Recapitalization, the Company and certain executives of the Company who were party to a supplemental retirement plan (SERP) agreed to terminate the plan for a payment of $2.4 million in the aggregate. The transaction fees and expenses also include the cost of terminating the SERP. Approximately $18,429,000 of Recapitalization related expenses have been included as other charges, net in the accompanying consolidated statement of income (loss) for 1997 (see Note 14).

      Pursuant to the terms of the Stockholders' Agreement among the Company, Stonington, certain other stockholders of the Company, and certain members of management of the Company ("Management Stockholders"), the Management Stockholders have the right, prior to the earlier of an initial public offering of common stock of the Company (see Note 15) and the tenth anniversary of the Recapitalization, to require the Company to purchase common stock and options held by such Management Stockholders upon termination of employment due to death, disability, retirement or certain cases of involuntary termination. Under certain circumstances, the Company may pay or may be required to pay for the common stock or options with a subordinated note of the Company. No such rights have been exercised by the Management Stockholders or the Company. As of December 31, 1999, if the Company was required to repurchase all of the common stock and options held by such Management Stockholders, the estimated aggregate cost would be approximately $11 million, based on the formula in the Stockholders' Agreement.

12. Acquisitions

      In May 1997, a subsidiary of the Company, Packard Japan KK ("PJKK"), entered into an agreement, for a fixed amount denominated in Japanese yen, to acquire the 40% interest held by its minority stockholder for approximately $7.5 million. The agreement obligated PJKK to acquire approximately 60% of the minority interest in 1997, 20% in 1998 and the remainder in 1999. Under the agreement, the minority stockholder has surrendered the rights to any dividends from PJKK subsequent to December 31, 1996. The Company has reflected the acquisition in full as of the effective date of the agreement which was April 1, 1997, and, as a result, the minority interest has been eliminated and the related acquisition obligations as well as resulting goodwill have been recorded as of such date.

      On September 3, 1997, the Company acquired all of the outstanding common stock of Aquila, a manufacturer and distributor of surveillance cameras, electronic seals and other equipment utilized in the safeguarding of nuclear materials, and an original equipment manufacturer of process control equipment. The Company acquired Aquila for approximately $6.7 million in cash with additional future payments to be made contingent upon post-acquisition operating results through December 31, 1999 up to a maximum of $10.4 million in additional payments. During the period September 1, 1997, through December 31, 1999, contingent payments totaling $5.7 million have been earned and accrued.

      On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS"), a developer, manufacturer and distributor of ultra-high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company issued 544,415 common shares of the Company (valued at $2.792 per share) and paid $6.3 million in cash, including costs incurred in connection with the acquisition. Allocation of the purchase price to the net assets acquired resulted in a charge of $2.68 million for purchased in-process research and development which had not reached technological feasibility and had no probable alternative future uses. The value assigned to purchased in-process research and development was determined by an independent appraisal, utilizing the percentage-of-completion method. The acquisition also resulted in a charge of $1.0 million during the three months ended June 30, 1998, to expense the step-up of inventory to fair value recorded at the date of acquisition. Additional contingent payments, up to a maximum of $18.7 million, may be made through 2002, contingent upon CCS achieving certain post acquisition operating performance levels through December 31, 2001. During the period April 1, 1998 to December 31, 1999, contingent payments totaling $9.4 million have been earned and accrued.

      On July 1, 1998, the Company acquired 100% of the outstanding common stock of BioSignal, Inc. ("BioSignal"), a biotechnology company located in Canada. Prior to the July acquisition, the Company owned a 19% interest in BioSignal. The Company acquired the remaining 81% ownership interest for approximately $8.6 million in cash and 35,815 shares of the Company's common stock valued at $2.792 per share. In connection with the acquisition, the Company recognized a charge of $3.44 million associated with purchased in-process research and development which had not reached technological feasibility and had no probable future uses. The value assigned to purchased in-process research and development was determined by an independent appraisal, utilizing the percentage-of-completion method. The acquisition also resulted in a charge of $0.5 million during the three months ended September 30, 1998, to expense the step-up of inventory to fair value recorded at the date of acquisition.

      On October 1, 1998, the Company obtained a controlling interest (55%) in Mobile Characterization Services LLC ("MCS"), a limited liability company that was formed to provide waste characterization services. The controlling interest was achieved through the Company's contribution of equipment to MCS, which are used to perform the characterization, as well as contributed services. The results of MCS from October 1, 1998 through December 31, 1999 are included in the accompanying consolidated statements of income (loss).

      On January 7, 1999, the Company acquired substantially all of the net operating assets of Harwell Instruments from AEA Technologies plc, located in the United Kingdom. A new subsidiary called Harwell Instruments, Ltd. ("Harwell") was formed to execute the acquisition. Harwell manufactures and distributes nuclear instrumentation used in waste assay, safeguards, and decommissioning and decontamination. The Company paid 6.0 million British pounds sterling (approximately $10.0 million, including acquisition costs, based upon foreign exchange rates in effect at time of acquisition) to acquire Harwell. There was no inventory step-up in connection with this acquisition as Harwell follows the percentage-of-completion method of revenue recognition.

      On April 1, 1999, the Company acquired the net operating assets of Tennelec/Nucleus, Inc. and formed a new subsidiary, Tennelec, Inc. ("Tennelec") to effect the purchase. Tennelec manufactures and distributes nuclear instrumentation and high-purity germanium crystals. The Company paid approximately $10.7 million, including acquisition costs, for the net operating assets received. The net operating assets reflect an accrual of approximately $300,000 for estimated exit costs, as defined. The acquisition resulted in a $1.0 million charge during the three months ended June 30, 1999, to expense the step-up of inventory to fair value recorded at the date of acquisition.

      All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired was approximately $44.1 million (including the earned contingent payments referred to above) and has been reflected as goodwill in the accompanying consolidated balance sheets. As contingent payments are earned, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 20 to 40 years from the initial acquisition dates.

      The operating results of all acquisitions have been reflected in the accompanying condensed consolidated statements of income (loss) since their dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments consist of: addback of nonrecurring charges taken in connection with the acquisitions associated with in-process research and development costs and acquired inventory step-up write-offs, amortization of goodwill associated with the acquisitions, adjustments to certain historical compensation levels to be more indicative of post-acquisition levels, adjustments to reflect additional interest expense relating to the financing of the acquisitions and adjustments to reflect the related income tax effects, if any, of the above. No pro forma adjustments have been included for the sale of the gas generation product line (see Note 14) since the effect is not material.

                                                       (Dollars in thousands,
                                                      except per share amounts)
                                                             Unaudited
                                                       1998               1999
                                                       ----               ----

Net sales ................................           $252,805           $268,196
Income from operations ...................             35,879             30,631
Net income ...............................             10,646              1,235
Basic income per share ...................               0.22               0.03

13. Other Costs of Product Sales

      During 1999, the Company modified an existing license agreement and terminated the production of an OEM clinical product. The modification and termination resulted in a $2.7 million charge to cost of sales to expense the remaining deferred licensing fees associated with the modified license ($0.9 million), reserve the value of the estimated excess inventory of the terminated product ($1.6 million) and write-off the net book value of the equipment used to manufacture the terminated product ($0.2 million). The charge associated with the license fee was based upon the estimated future cash flows associated with the underlying products.

14. Other Operating Charges, Net

      Other operating charges, net in the accompanying consolidated statements of income (loss) consists of the following (in thousands):

                                                                    1997      1998
                                                                    ----      ----
Recapitalization charges (Note 11) ............................   $18,429   $     --
Purchased in-process research and development charges (Note 12)        --      6,120
Settlement of litigation (Note 8) .............................        --     12,144
Gain on sale of product line ..................................        --    (10,753)
                                                                  -------   --------
                                                                  $18,429   $  7,511
                                                                  =======   ========

      In December 1998, the Company sold Packard's gas generation product line, realizing a pre-tax gain of approximately $10.8 million.

15. Subsequent Events

      In March 2000, the Company acquired a 51% equity interest in Carl Consumable Products, LLC ("CCP") for an initial cash payment of $510,000, with an option to acquire the remaining 49% equity interest for (a) a cash payment of $490,000, plus (b) earn-out payments equal to 25% of the operating profit (as defined in the purchase agreement) of CCP in excess of $530,000 which is generated during the four-year period following exercise of the option (unless the option is exercised prior to March 6, 2001, in which case the applicable earn-out percentage will be increased from 25% to 35%). CCP is a new company formed to design and manufacture sophisticated pipettes used in the liquid dispensing process of drug discovery and genomic research.

      In March 2000, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register the Company's common stock for public sale (the "Offering"). The Offering is expected to raise $200 million before consideration of the underwriters' over-allotment and expenses associated with the Offering. The Company plans to utilize a portion of the proceeds from the Offering to repay the balance outstanding on the term loan and to reduce the amount outstanding on the U.S. dollar denominated portion of the revolving credit facility. Additionally, the Company may make open market purchases of its Senior Notes depending on prevailing market prices for the Senior Notes and other factors deemed relevant by management. The Offering will not result in a change in control, as defined in the Senior Notes. Accordingly, the Company is not required to repurchase any Senior Notes as a result of the Offering.

      Upon consummation of the Offering, the Management Stockholders' right to require the Company to purchase common stock and options held by such Management Stockholders, in certain circumstances, will terminate. The Company has included the related common stock in stockholders' equity (deficit) in the accompanying consolidated balance sheets.

      On March 20, 2000, the Company's Board of Directors approved a 5 for 1 split of the Company's common stock, changed the par value of the Company common stock to $0.002 and increased the number of authorized shares of common stock to 200,000,000. As a result, all share and per share information included in the accompanying consolidated financial statements and notes thereto, have been restated to reflect the effect of the split.

      On March 20, 2000, the Company's Board of Directors also approved the acceleration of the vesting of all outstanding unvested stock options, making them 100% vested, effective March 17, 2000. This will result in the expensing of the remaining non-cash compensation charge of $7.8 million in the quarter ending March 31, 2000 (see Note 5).

      In March 2000, certain members of the Company's management volunteered to transfer by gift 113,700 shares of their own Company common stock to substantially all of the Company's employees who did not own shares or options to purchase shares of the Company's stock on the date of the gifting. This will result in a non-cash compensation charge to the Company of $1.9 million in the quarter ending March 31, 2000.

      The Company intends to terminate certain product lines associated with its Harwell acquisiton. Harwell will eliminate certain positions and facilities resulting in a charge of approximately $2.5 million in the quarter ending March 31, 2000.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable. There was no change in or disagreements with the Company's independent public accountants.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Executive Officers and Directors

      The following table sets forth information concerning our directors and executive officers. In connection with an application to list our common stock on the Nasdaq National Market, as part of the proposed Offering, we will undertake to appoint at least two additional directors within 90 days following the Offering who will not be employees of Packard BioScience Company or affiliated with management.

Name                       Age                   Position
----                       ---                   --------

Emery G. Olcott..........   61   Chairman of the Board, Chief Executive Officer
                                   and President
Richard T. McKernan......   62   Senior Vice President and Director of Packard
                                   BioScience Company and President, Packard
                                   Instrument
George Serrano...........   54   Vice President and Director of Packard
                                   BioScience Company and President, Canberra
Ben D. Kaplan............   42   Vice President and Chief Financial Officer
Timothy O. White, Jr.....   32   Vice President, General Counsel and Secretary
Staf van Cauter..........   51   Vice President, Business Development, Packard
                                   Instrument
Robert F. End............   44   Director
Bradley J. Hoecker.......   38   Director
Alexis P. Michas.........   42   Director
Robert C. Salisbury......   56   Director
Peter P. Tong............   58   Director

      Each of our directors holds office until his successor is duly elected and qualified or until his resignation or removal if earlier. Except as set forth below, no family relationship exists among any of the directors or executive officers. Pursuant to a Stockholders' Agreement entered into in connection with the 1997 recapitalization, Stonington has the right, subject to applicable law, to nominate and remove our directors, as more fully described under "Related Party Transactions - Stockholders' Agreement." All executive officers are elected by the Board and serve at the discretion of the Board.

      Emery G. Olcott is our Chief Executive Officer and President, positions he has held since 1971. He also became Chairman of the Board effective as of the closing of the 1997 recapitalization. Mr. Olcott co-founded Packard BioScience Company in 1965. Mr. Olcott was the Chairman of the Board of Directors of Yankee Energy System, Inc., a gas distribution company which was recently acquired by Northeast Utilities, and has been elected to the Board of Directors of Northeast Utilities. In addition, he is a Vice Chairman and Trustee of The Loomis Chaffee School, and is a member of the Dean's Advisory Council for the Sloan School of Management at the Massachusetts Institute of Technology. Mr. Olcott graduated from Yale University in 1960 with a Bachelor of Science degree, and from MIT in 1963 with a Master of Science degree.

      Richard T. McKernan is the President of Packard Instrument, a position he has held since 1986. He has also been the Senior Vice President of Packard BioScience Company since 1981 and a Director of Packard BioScience Company since 1980. Mr. McKernan is currently responsible for the development and execution of the strategic plan and the performance of Packard Instrument Company, CCS Packard, Packard BioScience BV, BioSignal and ten Packard Instrument international sales subsidiaries. Mr. McKernan graduated from Pennsylvania State University in 1959 with a Bachelor's degree in Electrical Engineering, and from the University of Connecticut in 1964 with a Master's degree in Electrical Engineering. He is a member of the Boards of New Britain General Hospital and Connecticut United for Research Excellence, an industry and government organization for the advancement of science.

      George Serrano is the President of Canberra Industries, a position he has held since January 1994. Mr. Serrano became a Director of Packard BioScience Company effective as of the closing of the 1997 recapitalization. Mr. Serrano is also a Vice President of Packard BioScience Company, a position he has held since 1980. Mr. Serrano graduated from the University of Connecticut in 1968 with a Bachelor's degree in Business Administration, and from the University of New Haven in 1980 with an Executive Master's degree in Business Administration. In addition, Mr. Serrano is a retired Colonel of the U.S. Army Reserve, which he joined in 1968.

      Ben D. Kaplan is our Vice President and Chief Financial Officer, positions he has held since February 1997. From September 1992 to January 1997, he was a partner at Arthur Andersen LLP, a public accounting firm. Mr. Kaplan is currently on the Board of Regents of the University of Hartford. Mr. Kaplan graduated from the University of Hartford in 1979 with a Bachelor's degree in Accounting and in 1980 with a Master's degree in Accounting.

      Timothy O. White, Jr. is our Vice President, General Counsel and Secretary. Mr. White has been our General Counsel and Secretary since May 1998, and became a Vice President of Packard BioScience Company on March 20, 2000. From September 1995 to May 1998, Mr. White was an attorney at the law firm of Jacobs Chase Frick Kleinkopf & Kelley LLC. Prior to that time, Mr. White was an attorney at the law firm of Ballard Spahr Andrews & Ingersoll, LLP. Mr. White graduated from Hamilton College in 1990 with a Bachelor of Arts degree, and from the University of Michigan Law School in 1994 with a Juris Doctor degree. Mr. White is a nephew of Mr. Olcott, our Chairman, CEO and President.

      Staf van Cauter is the Vice President, Business Development of Packard Instrument, a position he has held since April 1990. From 1989 to 1998, Mr. van Cauter was also Vice President, Marketing of Packard Instrument. Mr. van Cauter is currently responsible for identifying emerging technologies for the development of new products. Mr. van Cauter graduated form the Higher Institute of Technology in Mechelen, Belgium, in 1972 with a Master of Science degree in Industrial Engineering.

      Robert F. End is a Partner and a Director of Stonington Partners, Inc., a position that he has held since 1993, and is also a Partner and a Director of Stonington Partners, Inc. II, a position he has held since 1994. He has also been a Director of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., since 1993 and a consultant to Merrill Lynch Capital Partners since 1994. Mr. End is also a Director of Goss Holdings, Inc. and United Artists Theatre Circuit, Inc. and several privately held corporations. Mr. End graduated from Dartmouth College in 1977 with a Bachelor of Arts degree and from the Amos Tuck School of Business in 1982 with a Master's degree in Business Administration.

      Bradley J. Hoecker is a Partner and a Director of Stonington Partners, Inc. and Stonington Partners, Inc. II, positions that he has held since 1997. Prior to his election as a Partner, Mr. Hoecker served as a Principal of Stonington Partners, Inc. since its formation in 1993. He also has been a consultant to Merrill Lynch Capital Partners since 1994. Mr. Hoecker is also a Director of Merisel, Inc. and several privately held corporations. Mr. Hoecker graduated from Southern Methodist University in 1984 with a Bachelor of Arts degree, and from the Kellogg Graduate School of Management in 1989 with a Master's degree in Management.

      Alexis P. Michas is Managing Partner and a Director of Stonington Partners, Inc., a position he has held since 1993, and is also Managing Partner and Director of Stonington Partners, Inc. II, a position he has held since 1994. Mr. Michas has also been a Director of Merrill Lynch Capital Partners since 1989, and a consultant to Merrill Lynch Capital Partners since 1994. Mr. Michas is also a Director of Borg-Warner Automotive, Inc., Burns International Services Corporation, Dictaphone Corporation, Goss Graphic Systems, Inc. and several privately held corporations. Mr. Michas graduated from Harvard College in 1980 with a Bachelor of Arts degree, and from Harvard Business School in 1984 with a Master's degree in Business Administration.

      Robert C. Salisbury is a private investor and advisor in the healthcare and technology industries. From 1995 to 1998, Mr. Salisbury served as the Executive Vice President and Chief Financial Officer of Pharmacia & Upjohn, Inc. From 1974 to 1995, Mr. Salisbury acted in various capacities, first as Vice President, then as Senior Vice President, and then as Executive Vice President for Finance and Chief Financial Officer of The Upjohn Company. Mr. Salisbury is also a director of Viragen Inc. Mr. Salisbury graduated from Florida State University in 1972 with a Master's degree in Business Administration.

      Peter P. Tong became a Management Partner of Stonington Partners, Inc. in December 1999 and is also the President of Mandarin Partners Management, LLC, an investment partnership. Mr. Tong served as the Co-President of Marquette Medical Systems, Inc., a manufacturer of medical equipment, from January 1996 to May 1996. From 1991 to 1996, he served as President, Chairman and Chief Executive Officer of E for M Corporation, also a manufacturer of medical equipment. Mr. Tong is also a director of Dictaphone Corporation and several privately held corporations. Mr. Tong graduated from Kansas State University in 1963 with a Bachelor's degree in Electrical Engineering, and from the University of Wisconsin in 1965 with a Master's degree in Electrical Engineering.

Compensation of Directors

      Currently, we do not pay any compensation to directors. Upon completion of the proposed Offering and the appointment of independent directors to our Board of Directors, directors who are our employees, or otherwise affiliated with management or Stonington, will receive no compensation for their service as members of our Board or its committees. Directors who are not our employees will receive compensation and stock options under plans we intend to adopt in connection with the proposed Offering, as described below. We reimburse all directors for expenses incurred in connection with attendance at meetings. See "The Non-Employee Director Stock and Option Compensation Plan."

Committees of the Board of Directors

      We currently have an Audit Committee that consists of Messrs. Hoecker and End. In connection with an application to list our common stock on the Nasdaq National Market, as part of the proposed Offering, we expect to change the membership of our Audit Committee to consist of three directors who are not otherwise our employees or affiliated with our management, including Mr. Salisbury who will act as Chairman. The functions of the Audit Committee are to:

      - recommend annually to our Board of Directors the appointment of our independent auditors;

      - discuss and review in advance the scope and the fees of our annual audit and review the results thereof with our independent auditors;

      -     review and approve non-audit services of our independent auditors;

      - review compliance with our existing major accounting and financial reporting policies;

      - review the adequacy of major accounting and financial reporting policies; and

      - review our management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices.

      Our Compensation Committee currently consists of Messrs. End, Olcott and Michas. We anticipate that, upon completion of the proposed Offering or shortly thereafter, at least a majority of our Compensation Committee will consist of directors who are not otherwise our employees or affiliated with our management. The functions of the Compensation Committee are to:

      - review and approve annual salaries, bonuses, and grants of stock options under (and otherwise administer) our Management Stock Incentive Plan for all executive officers and key members of our management team; and

      - review and approve the terms and conditions of all employee benefit plans, including those we plan to adopt in connection with the Offering, or changes to these plans.

      In addition, our Board of Directors may form an Executive Committee, which will have the authority to exercise the powers of our Board of Directors, other than those reserved to the Audit Committee, the Compensation Committee or to our full Board of Directors, between meetings of our full Board of Directors.

Compensation Committee Interlocks and Insider Participation

      During 1999, the Compensation Committee consisted of Mr. Olcott, Mr. End and Mr. Michas. Mr. Michas resigned from the Board in June 1999 and was reelected in March 2000. Executive compensation is determined in accordance with existing employment agreements and related amendments thereto. Mr. End is a member of the Compensation Committee of United States Manufacturing Company and Obagi Medical Products, Inc. Mr. Tong is a director of both these companies.

ITEM 11: EXECUTIVE COMPENSATION

Executive Compensation

      The following table sets forth the compensation we paid to our Chief Executive Officer and each of our four most highly-compensated executive officers (other than the Chief Executive Officer) whose total compensation exceeded $100,000 during the last fiscal year, for the year ended December 31, 1999.

                                                                     Annual Compensation           Long-Term
                                                                     -------------------          Compensation
                                                                                                  ------------
                                                                                                   Securities         All Other
                                                                                                   Underlying        Compensation
Name and Principal Position                                 Year    Salary($)       Bonus($)        Options(#)       (1)(2)(3) ($)
---------------------------                                 ----    ---------       --------      ------------       -------------
Emery G. Olcott,.....................................       1999    $367,308        $170,000              --             $55,850
Chairman of the Board, Chief Executive Officer and          1998    $355,385        $375,000              --             $18,000
President                                                   1997    $348,340        $135,000         700,000          $2,197,128

Richard T. McKernan,.................................       1999    $272,308        $131,500              --             $15,400
President, Packard                                          1998    $266,058        $200,000              --              $8,000
                                                            1997    $251,656         $65,200         700,000          $1,207,328

George Serrano,......................................       1999    $177,308         $62,500         125,000             $10,600
President, Canberra                                         1998    $167,308        $150,000              --              $8,000
                                                            1997    $161,153         $70,000         375,000            $163,066

Ben D. Kaplan,.......................................       1999    $207,308         $83,000              --              $8,975
Vice President and Chief Financial Officer                  1998    $197,308        $140,000              --              $8,000
                                                            1997    $172,004         $60,000         500,000            $144,750

Staf van Cauter,.....................................       1999    $188,846         $42,000              --              $8,000
Vice President, Packard                                     1998    $185,866         $52,000              --              $8,000
                                                            1997    $167,044         $27,000         150,000             $28,000

----------

(1) The 1999 amounts consist of contributions made by Packard BioScience Company pursuant to its defined contribution plan in the amount of $8,000 for each individual listed and payments made for personal tax consultation services provided by our income tax advisors ($47,850 for Mr. Olcott, $7,400 for Mr. McKernan, $2,600 for Mr. Serrano and $975 for Mr. Kaplan).

(2) The 1998 amounts consist of payments made for personal tax services rendered by our income tax advisors ($10,000 for Mr. Olcott) and contributions we made pursuant to our defined contribution plan in the amount of $8,000 for each individual listed.

(3) The 1997 amounts consist of payments made upon the termination of our Supplemental Executive Retirement Plan (Mr. Olcott received $1,369,726 and Mr. McKernan received $799,927), special bonuses for efforts expended in connection with the 1997 recapitalization transaction ($255,000 for Mr. Olcott, $250,000 for Mr. McKernan, $115,000 for Mr. Serrano, $140,000 for Mr. Kaplan and $20,000 for Mr. van Cauter), contributions we made pursuant to our defined contribution plan ($8,000 each for Messrs. Olcott, McKernan, Serrano and van Cauter and $4,750 for Mr. Kaplan), payments made for premiums and liquidation of cash surrender values of split-dollar life insurance policies ($523,822 for Mr. Olcott, $146,601 for Mr. McKernan and $37,266 for Mr. Serrano) and payments made for personal tax consultation services rendered by our income tax advisors ($40,580 for Mr. Olcott, $2,800 for Mr. McKernan and $2,800 for Mr. Serrano).

Option/SAR Grants

         The following table provides information on grants of stock options and stock appreciation rights in 1999 to the executive officers listed in the Executive Compensation table.

                                        Number of            % of Total
                                        Securities           Options/SARS
                                        Underlying            Granted to        Exercise or                         Grant Date
                                       Options/SARS           Employees         Base Price       Expiration           Present
              Name                    Granted (#)(1)        in Fiscal Year       ($/Share)          Date           Value ($)(2)
              ----                    --------------        --------------       ---------          ----           ------------
George Serrano.................           125,000                 5.61%           $3.352           6/11/09           $196,500

----------

(1) The terms of the stock options granted in 1999 provided that the $3.352 options become exercisable in 20% annual installments commencing with the date of grant.

(2) The grant date present value was determined using the Black-Scholes model of option pricing. The assumptions used in calculating the grant date present value were as follows:

Expected volatility..................................................         0
Risk-free rate of return.............................................     6.33%
Dividend yield.......................................................         0
Expected life........................................................  10 years
Minimum option value.................................................    $1.572

Option/SAR Exercises and Year-End Values

      The following table provides information for the listed executive officers, regarding the number and value of all their unexercised stock options and stock appreciation rights, or SARs, at December 31, 1999.

                                                                         Number of
                                                                   Securities Underlying        Value of Unexercised
                                                                 Unexercised Options/SARS    In-the-Money Options/SARS
                                                                 At Fiscal Year End (#)(1)  At Fiscal Year End ($)(1)(2)
                                                                 -------------------------  ----------------------------
                                    Shares
                                 Acquired on        Value
               Name              Exercise (#)    Realized ($)    Exercisable  Unexercisable  Exercisable  Unexercisable
               ----              ------------    ------------    -----------  -------------  -----------  -------------
   Emery G. Olcott............      250,000        $679,650        660,000        90,000      $4,138,530   $  592,470
   Richard T. McKernan........            0        $      0        910,000        90,000      $6,172,514   $  592,470
   George Serrano.............      190,000        $516,534        410,000       160,000      $2,604,935   $  940,580
   Ben D. Kaplan..............            0        $      0        300,000       200,000      $1,974,900   $1,316,600
   Staf van Cauter............       95,955        $260,863        174,045        50,000      $1,216,908   $  329,150

-----------

(1) Effective March 17, 2000, our Board of Directors vested all options outstanding under our existing stock option plans.

(2) The value of unexercised in-the-money options at year end was determined based upon the estimated value of our common stock as of December 31, 1999, as determined by applying financial reporting guidelines.

Employment Agreements

      We have entered into employment agreements with Messrs. Olcott, McKernan, Serrano, Kaplan, and van Cauter. Set forth below is a summary of the material provisions of the employment agreements with these individuals. These descriptions are qualified in their entirety by reference to the provisions of those employment agreements.

      The employment agreements with Messrs. Olcott, McKernan, Serrano, Kaplan and van Cauter, each of whom is referred to in this description as the "executive," supersede any other agreement between any of them and Packard BioScience Company concerning their employment. Mr. Olcott serves as Chairman of the Board, Chief Executive Officer and President of Packard BioScience Company; Mr. McKernan serves as Senior Vice President and a Director of Packard BioScience Company, and as President of Packard Instrument Company; Mr. Serrano serves as Vice President and a Director of Packard BioScience Company, and as President of Canberra Industries; Mr. Kaplan serves as Vice President and Chief Financial Officer of Packard BioScience Company; and Mr. van Cauter serves as Vice President of Packard Instrument Company, or in such other capacity as may be assigned to him by the Chief Executive Officer of Packard BioScience Company or the President of Packard Instrument Company. Each of the employment agreements provides for an initial employment term of three years, except for an initial employment term of two years in the case of Mr. van Cauter. Under each employment agreement, the initial employment term will be automatically extended for additional 13-month terms on the first day of each calendar month following the anniversary of the date of the employment agreements, beginning on the second anniversary of the date of the employment agreements (the first anniversary in the case of Mr. van Cauter), unless we affirmatively terminate it. There is an agreed-upon annual base salary for each executive, with annual increases no less than the increase in the U.S. Consumer Price Index - All Urban Consumers. Each executive is also eligible to receive an annual cash bonus determined in accordance with the terms of our annual bonus incentive plans then in effect.

      Upon termination of employment by us other than for "cause" or "disability," or upon termination by the executive for "good reason," as such terms are defined in the employment agreements, we will pay to the executive an amount in cash equal to the sum of: the accrued annual base salary as of the date of termination, a pro rata portion of the target annual bonus accrued to the date of termination and any other accrued but unpaid annual bonuses, vacation pay or deferred compensation not yet paid defined as the "accrued obligations"; annual base salary and annual bonus amounts for the remainder of the employment period; and additional contributions to the thrift savings plan, if any, to which the executive would have been entitled had his employment continued for a period of three years (two years in the case of Mr. van Cauter) after the date of termination. In addition, the executive will be entitled to participate in all welfare benefit plans for a period of three years (two years in the case of Mr. van Cauter) after the date of termination on terms at least as favorable as those that would have been applicable had his employment not been terminated (or, if such benefit plans are not available, a comparable cash payment) and, to the extent that any form of compensation will not be fully vested or require additional service, the executive will be credited with additional service of three years (two years in the case of Mr. van Cauter) after the date of termination. Upon termination of employment due to death or disability, we will pay to the executive or to his respective beneficiaries, all amounts that would have been due had such executive remained in our employ until the end of his employment period. If employment is terminated for cause, Packard BioScience Company will pay to the executive annual base salary through the date of termination and any deferred compensation not yet paid, and if the executive voluntarily terminates employment other than for good reason, we will pay to the executive in a lump sum the accrued obligations other than any accrued bonus amount.

      Excluding Mr. Kaplan, each of the employment agreements provides that, during employment and, unless employment terminates by reason of death or disability, for one year (two years in the case of Messrs. Serrano and van Cauter) after employment ends or, if later, for one year (two years in the case of Messrs. Serrano and van Cauter) after employment would have ended had it not been terminated prior to the end of the employment term, each executive will not solicit any of our employees or compete with us. In consideration for such noncompetition covenant, we will pay to each executive one-half of the sum of his annual base salary and his target annual bonus (100% in the case of Messrs. Olcott and McKernan), such amount payable in equal monthly installments during the portion of the noncompetition period following the date of termination.

Canberra Industries, Inc. Stock Option Plan of 1971

      We adopted this plan in 1971 for the purpose of retaining and attracting personnel for positions of responsibility with us or any of our subsidiaries. Under the 1971 plan, as amended, we have 1,036,545 vested options as of February 29, 2000 exercisable at prices ranging from $0.6334 to $1.60, as fixed from time to time by our Compensation Committee. The options granted under the 1971 plan expire on the tenth anniversary of the date of grant.

      In the event of a change in our capital structure, including as a result of reorganization, merger, consolidation or recapitalization, our Compensation Committee is required to adjust the number and kind of shares for which options may be granted.

      Our Board of Directors may at any time amend or terminate the 1971 plan, except that no termination or amendment may impair the rights of the participants as they relate to outstanding options. In connection with the recapitalization of our company in 1997, the 1971 plan was frozen and no additional options may be granted under the plan.

Management Stock Incentive Plan

      At the closing of the 1997 recapitalization, we adopted the Management Stock Incentive Plan, pursuant to which our and our subsidiaries' directors, officers and key employees will, as "eligible participants," be granted nonstatutory stock options exercisable into shares of our common stock. This plan is not related to our 1971 plan. The 1997 plan is administered by either our Compensation Committee or our Board of Directors. The Compensation Committee or the Board has the discretion to select those to whom options under the plan will be granted from among those eligible. The Board or the Compensation Committee has the authority to interpret and construe the plan, and any such interpretation or construction of the provisions of the plan or of any options granted under the plan is final and conclusive.

      Options to purchase up to 11,124,460 shares of our common stock are permitted to be granted under the plan. Certain of these options are granted at an exercise price equal to fair market value on the date of grant. Twenty percent of these options vest immediately upon grant, with the remainder becoming vested in equal annual installments over a four-year period, provided that the eligible participant continues to be employed by us or one of our subsidiaries. Effective March 17, 2000, our Board of Directors vested all options outstanding under the 1997 plan. The remaining options, to be granted at a premium of fair market value, become vested and fully exercisable upon the date of grant. In the event of an "extraordinary transaction," such as a merger or consolidation, of Packard BioScience Company or a reduction in Stonington's equity ownership in our company to below 50%, all outstanding options will become fully vested upon consummation of the extraordinary transaction.

      The terms and conditions of a new option grant under the plan are set forth in a related option agreement. Options granted under the plan will terminate upon the earliest to occur of (1) the tenth anniversary of the date of the option agreement; (2) the date on which we acquire any shares of our common stock or options granted under the plan or the 1971 plan, in each case, held by an eligible participant, in connection with the exercise of a "put right" under the Stockholders' Agreement described under "Related Party Transactions--Stockholders' Agreement"; (3) the 180-day anniversary of the date of death or "disability" or nine months after "retirement," as such terms are defined in the Stockholders' Agreement, of the eligible participant; (4) the 30-day anniversary of the date that the eligible participant ceases to be a full-time employee of us or one of our subsidiaries for any reason other than as set forth in (3) above or in (5) below; and (5) immediately upon an eligible participant's voluntary termination of employment other than due to death, retirement or disability, or termination for "cause," as defined in the Stockholders' Agreement. Payment of the exercise price of options granted under the 1997 plan must be made in cash.

      If we repurchase options granted under the plan pursuant to the put and call rights set forth in the Stockholders' Agreement, the shares covered by those options will again be available for grant under the plan. In the event of a declaration of a stock dividend, or a reorganization, merger, consolidation, acquisition, disposition, separation, recapitalization, stock split, split-up, spin-off, combination or exchange of any shares of our common stock or like event, the number or character of the shares subject to the option or the exercise price of any such option may be appropriately adjusted as deemed appropriate by our Compensation Committee or our Board.

      The plan terminates upon, and no options may be granted under the plan after, March 4, 2007, which is the tenth anniversary of the closing of the 1997 recapitalization, unless the plan has sooner terminated due to grant and full exercise of options covering all the shares of common stock available for grant under the plan. Our Board may at any time amend, suspend or discontinue the plan, except that it may not alter, amend, discontinue or revoke or otherwise impair any outstanding options granted under the plan and which remain unexercised in a manner adverse to the holders of those options except if the written consent of the holder is obtained.

      We expect that, upon adoption of the new plans we intend to implement in connection with the Offering discussed below, the 1997 plan will be frozen and no additional options will be granted under the plan.

The Non-Employee Director Stock and Option Compensation Plan

      In connection with the Offering, we intend to adopt and approve a Non-Employee Director Stock and Option Compensation Plan. The purpose of this plan will be to promote a greater identity of interests between our non-employee directors and our stockholders and to attract and retain individuals to serve as directors. The main material terms of this plan are summarized below.

      General

      The plan will be administered by our Board of Directors or a committee of our Board of Directors designated for this purpose.

      Our directors, who are neither our employees nor affiliates of Stonington, will be eligible to participate in the plan as of the date of the pricing of the Offering.

      Our Board of Directors or its designated committee may adjust the awards under the plan if there is any change in corporate capitalization, such as a stock split, or a corporate transaction, such as a merger, consolidation, separation, including a spin-off, or other distribution of our stock or property, any reorganization or any partial or complete liquidation. Any option that expires, is forfeited or is repurchased by us will again be available for grant under the plan.

      Common Stock

      Each non-employee director may be permitted to make an annual irrevocable election to receive shares of common stock in lieu of all, or a portion, of such director's fees. The number of shares of common stock granted to each non-employee director will be equal to the appropriate percentage of fees payable to the director in each calendar quarter, divided by the fair market value of a share of common stock on the last business day of the calendar quarter. We will round the number of shares granted to the director down to the nearest whole share of common stock and pay cash for the value of any fractional share. Each director may defer the receipt of his or her cash payments into an interest-bearing cash account and/or his or her elected or mandatory shares of common stock into a share account which will be credited with additional shares having a value equal to the dividends that would be paid on the shares credited to the share account, if they were outstanding. When the director leaves our Board of Directors or, if earlier, upon a change of control, the amount of cash in his or her cash account, plus a number of shares of common stock equal to the number of shares in his or her share account will be delivered to the director, with cash being paid in lieu of any fractional shares.

      Options

      Each new non-employee director will be granted options for 15,000 shares of common stock upon being elected or appointed to our Board of Directors and upon being re-elected after each three-year term. The exercise price for all options will be 100% of the fair market value of a share of common stock on the date of the grant of such option, except that options granted before or upon consummation of the Offering will be granted at the initial public offering price. Each option will vest and become exercisable in equal installments on each of the first three anniversaries of the date of grant of such option, if the director remains a member of our Board of Directors at that time. Each vested option will terminate one year after the director's service on our Board of Directors ceases for any reason, other than for cause. If a director is removed for cause, all vested and unvested options will be forfeited. However, the options will expire no later than the tenth anniversary of the date of grant. Any unvested options will terminate and be canceled as of the date a director's service on our Board of Directors ceases for any reason. All directors' options become fully vested and exercisable upon a change in control.

      Transferability

      Grants and awards under the plan will be nontransferable other than by will or the laws of descent and distribution, or at the discretion of our Board of Directors or the designated committee, by a written beneficiary designation and, in the case of an option, by a gift to the director's immediate family. This gift may be made directly to an immediate family member, or by means of a trust or partnership or limited liability company. During the director's lifetime, a director's option may be exercised only by the director, any such permitted transferee or a guardian, legal representative or beneficiary.

      Amendments

      Our Board of Directors may at any time terminate or amend the plan, except that no termination or amendment may impair the rights of directors relating to outstanding options or awards. To the extent required by law or automated quotation system rule, no amendment will be made without the approval of our stockholders.

The 2000 Stock Incentive Plan

      In connection with the Offering, we intend to adopt a new stock incentive plan. This plan is designed to promote our success and enhance our value by linking the interests of our officers, employees and consultants to those of our stockholders and by providing participants with an incentive for outstanding performance. This plan is further intended to provide flexibility in its ability to motivate, attract and retain employees upon whose judgment, interest and special efforts our business is largely dependent. Our officers, employees and consultants, including employees who are members of our Board of Directors, and officers, employees and consultants of our subsidiaries and affiliates are eligible to participate in this plan. Non-employee directors are not eligible to participate in the 2000 plan. This plan is intended to remain in effect until 2010. The description below summarizes the material terms of this plan.

      General

      The 2000 plan will be administered by the Compensation Committee of our Board of Directors, or another committee designated by our Board of Directors, and provides for the grant of stock options, both non-qualified and incentive stock options and other types of equity-based awards.

      The 2000 plan will provide for a maximum number of shares of common stock available for grant each year based on a percentage of the aggregate number of shares outstanding. In addition, the number of shares that may be granted to each individual participant under the 2000 plan will be limited for each calendar year.

      The term of options granted under the 2000 plan may not exceed 10 years. Unless otherwise determined by our Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 plan may be incentive stock options and qualified stock options.

      A participant exercising an option may pay the exercise price in cash or, if approved by our Compensation Committee, with previously acquired shares of common stock or in a combination of cash and stock. Our Compensation Committee, in its discretion, may allow the cashless exercise of options.

      Options are nontransferable other than by will or the laws of descent and distribution or, at the discretion of our Compensation Committee, by a written beneficiary designation and, in the case of a nonqualified option, by a gift to members of the holder's immediate family. The gift may be made directly or indirectly or by means of a trust or partnership or limited liability company and, during the participant's lifetime, may be exercised only by the participant, any such permitted transferee or a guardian, legal representative or beneficiary.

      At the time of the Offering, we expect to grant options to purchase up to 900,000 shares of common stock under the 2000 plan at an exercise price equal to the initial public offering price. Any option that expires, is forfeited or repurchased by us will again be available for grant under the plan.

      Other Awards

      The 2000 plan will allow for the grant of stock appreciation rights, or SARs, alone or in tandem with options. An SAR permits a participant to receive, upon exercise, cash or shares of common stock, or a combination thereof, as determined by our Board of Directors or our Compensation Committee. The amount of cash or the value of the shares is equal to the excess of the fair market value of a share of common stock on the date of exercise over the SAR exercise price, multiplied by the number of shares with respect to which the SAR is exercised. The 2000 plan also will allow for the grant of restricted stock, the vesting of which is subject to the achievement of performance goals or continued service. Performance awards may be granted subject to performance goals and/or service-based restrictions, and will be denominated and payable in cash or shares of common stock or a combination as determined by our Board of Directors or our Compensation Committee. Dividend and interest equivalents with respect to awards and other awards based on the value of common stock may also be granted.

      Change in Control

      In the event of a change in control, or in the event of involuntary termination of the optionee's employment within two years after a change of control, any option or SAR that is not then exercisable and vested will become fully exercisable and vested and remain exercisable for the option term, restrictions on restricted stock will lapse and performance units will be deemed earned. Change in control generally means: the acquisition of an amount of common stock greater than the amount held, directly or indirectly, by Stonington and representing at least 30% of the outstanding common stock or voting securities; a change in the majority of the members of the Board of Directors, unless approved by the incumbent directors or Stonington; the completion of a merger involving our company in which, among other things, our stockholders do not retain more than 50% of the common stock and voting power; or approval by our stockholders of a liquidation, dissolution or sale of substantially all of our assets.

      Deferrals

      The 2000 plan will allow our Board of Directors or Compensation Committee to establish procedures for the deferral of the delivery of shares or cash pursuant to awards made under the plan.

      Amendments

      Our Board of Directors may at any time amend or terminate the 2000 plan and may amend the terms of any outstanding option or other award, except that no termination or amendment may impair the rights of the participants as they relate to outstanding options or awards. However, no such amendment to the 2000 plan will be made without the approval of our stockholders to the extent such approval is required by law or stock exchange rule.

The Employee Stock Purchase Plan

      In connection with the Offering, we intend to adopt an employee stock purchase plan. The purpose of this plan is to further our long-term stability and financial success by providing a method for employees to increase their ownership of common stock. Under the purchase plan, shares of common stock will be available for issuance and sale. Unless sooner terminated at the discretion of our Board of Directors, the purchase plan will terminate on December 31, 2010.

      Eligibility

      All of our employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code, and subject to compliance with applicable U.S. and foreign securities laws.

      General Description

      A participant in the purchase plan may authorize regular salary deductions at a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25,000. The amounts so deducted and contributed will be applied to the purchase of full shares of common stock, under options to purchase shares at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates will be January 1 and July 1 of each purchase plan year, and each offering period shall consist of one six-month purchase period. Any offering period, however, beginning in 2000 would be commenced after July 1, and would be for less than a six-month period. Shares will be purchased for participating employees on the last business days of June and December for each purchase plan year and each such participant will have the rights of a stockholder with respect to such shares. Participants may decrease their payroll deductions at any time but not more than once during any offering period.

      Participants may increase or decrease their payroll deductions for any subsequent offering period by notifying the purchase plan administrator no later than 15 days prior to such offering period. Participants may also withdraw from participation in the purchase plan at any time on or prior to the 15th day of the last month of the offering period. If a participant withdraws from the purchase plan, any contributions that have not been used to purchase shares will be refunded. A participant who has withdrawn may not participate in the purchase plan again until the next offering period.

      In the event of retirement or other termination of employment before the 15th day of the last month in the offering period, any contributions that have not yet been used to purchase shares will be refunded and a certificate issued for the full shares in the participant's account. In the event of a participant's death, any contributions that have not yet been used to purchase shares and all shares in such participant's account will be delivered to the participant's beneficiary designated in writing and filed with us, or, if no beneficiary has been designated or survives the participant, to the participant's estate. Any payroll deductions that have not been used to purchase shares will be returned to the participant after the end of the applicable offering period.

      Amendments or Termination of the Purchase Plan

      Our Board of Directors may amend the purchase plan in any respect, although our stockholders must approve any amendment that would increase the number of securities that may be issued under the purchase plan or would cause the plan to fail to qualify for beneficial tax treatment under Section 423 of the Internal Revenue Code. Our Board of Directors may suspend or terminate the purchase plan at any time. However, in the event of a termination while an offering period is in progress, our Compensation Committee may return accumulated payroll deductions or shorten the offering period by setting a new date of purchase.

Shares Reserved Under New Plans

      A total of 7,000,000 shares of our common stock have been reserved for issuance under the stock incentive, non-employee director compensation and employee stock purchase plans we intend to adopt in connection with the Offering.

ITEM 12: SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      The following table sets forth certain information with respect to beneficial ownership of our common stock, including the percentage of total voting power, as of March 17, 2000, on an actual basis and as adjusted to reflect completion of the Offering, by:

      -     each of our executive officers;

      -     each director;

      - each holder known to us to hold beneficially more than 5% of our common stock; and

      -     all current directors and executive officers as a group.

      Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. You should keep the following points in mind as you read the information in the table.

      - The amounts and percentage of our common stock beneficially owned by a holder are reported on the basis of the regulations of the SEC that govern the determination of beneficial ownership of securities. Under these regulations, a person or group of persons is deemed to be a "beneficial owner" of a security if that person or group has or shares "voting power," which includes the power to vote or to direct the voting of the security, or "investment power," which includes the power to dispose of or to direct the disposition of the security. A person or group of persons is also deemed to be a beneficial owner of any securities with respect to which that person or group has a right to acquire beneficial ownership within 60 days of March 17, 2000. Under these rules, more than one person may be deemed a beneficial owner of the same security and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

      - The percentage of our common stock outstanding is based on the 55,632,620 shares of our common stock outstanding as of March 17, 2000, including shares of common stock deemed outstanding pursuant to the definition of beneficial ownership in the preceding paragraph. These shares are deemed to be outstanding when computing the percentage of ownership of each person or group of persons named above, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                                          Beneficial Ownership of
                                                                                Common Stock
                                                                                ------------
Name and Address of Beneficial Owner*                                      Shares (1)      % (2)
-------------------------------------                                      ----------      -----
Stonington Capital Appreciation 1994 Fund, L.P. (3)..................      31,955,605       57.4
Emery G. Olcott (4)(12)..............................................       2,606,155        4.7
Richard T. McKernan (5)(12)..........................................       1,640,095        3.0
George Serrano (6)(12)...............................................       1,004,070        1.8
Ben D. Kaplan (7)....................................................         520,000         **
Timothy O. White, Jr. (8)............................................         194,125         **
Robert F. End (9)....................................................               0         --
Bradley J. Hoecker (9)...............................................               0         --
Alexis P. Michas (9).................................................               0         --
Peter P. Tong (9)(10)................................................         162,350         **
All directors and executive officers as a group (9 persons) (9)(11)..       6,126,795       11.0

----------

* The address for all of the members of our management and for Peter P. Tong is: 800 Research Parkway, Meriden, Connecticut 06450. Refer to (3) below for additional address information.

**    Less than 1%.

(1) The figures assume exercise by only the stockholder or group named in each row of all options for the purchase of common stock held by such stockholder or group which are exercisable by May 17, 2000. In addition, the amounts reflect the accelerated vesting of all unvested options outstanding under our existing stock option plans resulting in all of them becoming 100% vested, effective March 17, 2000.

(2) Amounts are based upon 47,414,125 shares of common stock outstanding and 8,218,495 options exercisable as of March 17, 2000.

(3) Stonington Capital Appreciation 1994 Fund, L.P. is the record holder of 30,898,890 shares of common stock. The Stonington fund also controls, but disclaims beneficial ownership of, an additional 1,056,175 shares purchased by two institutional investors pursuant to the Stockholders' Agreement. The Stonington fund is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington Partners, L.P. Stonington Partners, L.P., a Delaware limited partnership, is the general partner in the Stonington fund with a 1% economic interest. Except for such economic interest, Stonington Partners, L.P. disclaims beneficial ownership of the shares set forth above. Stonington Partners, Inc. II is the general partner of, with a 1% economic interest in, Stonington Partners, L.P. Except for such economic interests, Stonington Partners, Inc. II disclaims beneficial ownership of the shares set forth above.

      Pursuant to a management agreement with the Stonington fund, Stonington Partners, Inc. has full discretionary authority with respect to the investments of the Stonington fund, including the authority to make and dispose of such investments. Furthermore, Stonington Partners, Inc. has a 1% economic interest in Stonington Partners, L.P. Stonington Partners, Inc. disclaims beneficial ownership of the shares set forth above. The address for each of the entities listed in this footnote, as well as Stonington management included in the table above, is c /o Stonington Partners, Inc., 767 Fifth Avenue, New York, NY 10153.

(4) Includes shares held by Mr. Olcott's spouse and in trust for one of his children. Includes 565,000 shares subject to options which are exercisable by May 17, 2000.

(5) Includes shares held by Mr. McKernan's spouse and the McKernan Family Partnership. Includes 700,000 shares subject to options which are exercisable by May 17, 2000.

(6) Includes 500,000 shares subject to options which are exercisable by May 17, 2000.

(7) Includes 500,000 shares subject to options which are exercisable by May 17, 2000.

(8) Includes shares held by Mr. White's wife, children and trust to which Mr. White is beneficiary. Includes 50,000 shares subject to options which are exercisable by May 17, 2000.

(9) Excludes shares held by the Stonington fund of which Mr. End, Mr. Hoecker, Mr. Tong and Mr. Michas may be deemed to be beneficial owners as a result of their ownership of stock in, and/or membership on the Boards of Directors of, Stonington Partners, Inc. and Stonington Partners, Inc. II, but they disclaim such beneficial ownership.

(10) Includes 50,000 shares subject to options which are exercisable by May 17, 2000.

(11) Includes shares held by certain family members, trusts and similar entities. Includes 2,365,000 shares subject to options which are exercisable by May 17, 2000.

(12) Gives effect to a gift Messrs. Olcott, McKernan and Serrano and Messrs. Orren Tench and Daniel Meert have agreed to make, in the aggregate, of 113,700 shares of their own common stock (50,000 shares by Mr. Olcott, 18,425 shares each by Messrs. McKernan and Tench and 13,425 shares each by Messrs. Serrano and Meert), or 100 shares per employee, to substantially all of our employees who do not currently own shares or options to purchase shares of our common stock, subject to compliance with applicable U.S. and foreign securities laws.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders' Agreement

      In 1997, Packard BioScience Company, Stonington, three institutional investors, certain members of our management and certain others of our stockholders who did not sell their shares in the recapitalization entered into a Stockholders' Agreement which contains, among other terms and conditions, provisions relating to corporate governance, restrictions with respect to the transfer of common stock, rights related to puts and calls, and registration rights granted by us with respect to our common stock.

      Pursuant to the terms of the Stockholders' Agreement, each party agreed to elect an initial slate of directors of Packard BioScience Company who had been nominated by Stonington, on condition that the initial slate consist of three management stockholders, four designees of Stonington and two independent directors mutually agreed upon by Stonington and our chief executive officer. Now that the initial slate of directors has been elected, Stonington has the right to nominate at any time and from time to time all of our directors, including the right to reduce, expand and fill vacancies on our Board, and, subject to applicable law, has the right to remove such directors at any time and from time to time, and the other parties have agreed to vote in favor of such nomination or removal of directors.

      Under the Stockholders' Agreement, each party is, subject to certain limitations, entitled to register shares of common stock in connection with a registration statement prepared by us to register common equity beneficially owned by Stonington. Stonington has the right to require us to take such steps as necessary to register all or part of the common stock held by Stonington under the Securities Act pursuant to the provisions of the Stockholders' Agreement. After the Offering, each party other than Stonington will have the right on one occasion to require us to register shares of common stock held by such party under the Securities Act, subject to certain minimum amounts and other limitations. The Stockholders' Agreement contains customary terms and provisions with respect to, among other things, registration procedures and certain rights to indemnification granted in connection with the registration of common stock subject to such agreement.

      The Stockholders' Agreement contains provisions relating to tag-along, drag-along, put and call rights of the stockholders, all of which will terminate upon consummation of the Offering. Pursuant to the Stockholders' Agreement, following the Offering, the management stockholders and the stockholders who did not sell their shares in the recapitalization will be able to transfer their shares subject to applicable restrictions under the Securities Act and other federal and state securities laws.

Other Related Party Transactions

      In connection with the 1997 recapitalization, Stonington Partners, Inc., the management company of our controlling stockholder, received a structuring fee and reimbursement for certain out-of-pocket expenses totaling $2.6 million in the aggregate.

      In connection with the proposed Offering, Messrs. Olcott, McKernan and Serrano and Messrs. Orren Tench and Daniel Meert have agreed to transfer an aggregate of 113,700 shares of their own common stock, or 100 shares per employee, to substantially all of our employees who do not currently own shares or options to purchase shares of our common stock, subject to compliance with applicable U.S. and foreign securities laws.

      We paid Robert W. Baird & Co. Incorporated fees and expenses of $3,069,000 in 1997 in connection with the 1997 Recapitalization. In 1998, we paid Robert W. Baird & Co. Incorporated a fee of $50,000 for financial advisory services. In addition, Baird Capital Partners II Limited Partnership and BCP II Affiliates Fund Limited Partnership, affiliates of Robert W. Baird & Co. Incorporated, own an aggregate of 1,573,030 shares of our common stock which they acquired from us in June 1997 for a total price of approximately $3.5 million.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K:

      1.    Financial Statements.

            Report of Independent Public Accountants

            Consolidated Balance Sheets as of December 31, 1998 and 1999

            Consolidated Statements of Income (Loss) for the Years Ended December 31, 1997, 1998 and 1999

            Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1997, 1998 and 1999

            Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1997, 1998 and 1999

            Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999

            Notes to Consolidated Financial Statements

      2.    Financial Statement Schedules.

            Report of Independent Public Accountants on Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts and Reserves for the Three-Year Period Ended December 31, 1999

            All other schedules have been omitted because they are not applicable or required.

      3.    Exhibits.

      Unless otherwise indicated, all exhibits are hereby incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-24001 (or documents filed previously by the Company under the Securities Exchange Act of 1934). Following a description of each exhibit that is incorporated by reference to such registration statement is a number in parenthesis indicating the exhibit number by which such exhibit is identified in such registration statement.

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

      3.2               By-Laws of the Company (3.2)

      4.1 Indenture, dated as of March 4, 1997, between the Company and The Bank of New York, as Trustee (4.1)

      4.2               Form of 9 3/8% Senior Subordinated Notes due 2007 (4.2)

      4.3               Form of 9 3/8% Senior Subordinated Notes due 2007,
                        Series B (4.3)

      4.4 Credit Agreement, dated as of March 4, 1997, by and among the Company, the Subsidiary Borrowers from time to time party thereto, the several banks and other financial institutions or entities from time to time party thereto, Canadian Imperial Bank of Commerce, as documentation agent, BancAmerica Securities, Inc. and CIBC Wood Gundy Securities Corp., each as a co-arranger and a co-syndication agent, and Bank of America National Trust and Savings Association, as administrative agent (the "Credit Agreement")(4.4)

      4.5 Waiver and First Amendment, dated as of November 25, 1997, to the Credit Agreement*

      4.6 Waiver to Credit Agreement and Guarantee and Collateral Agreement, dated as of February 11, 1998*

      4.7 Waiver and Second Amendment, dated as of May 27, 1998, to the Credit Agreement

      4.8               Waiver, dated as of November 13, 1998, to the Credit
                        Agreement

      4.9               Third Amendment, dated as of October 8, 1999, to the
                        Credit Agreement**

      4.10              Fourth Amendment, dated as of February 8, 2000, to the
                        Credit Agreement

      10.1              Management Stock Incentive Plan (10.5)

      10.2              Stock Option Plan of 1971 (10.6)

      10.3 Stockholders' Agreement, dated as of March 4, 1997, by and among the Company, Merrill Lynch KECALP L.P. 1994, KECALP Inc., the Management Investors listed in Schedule 1 thereto, the Non-Management Investors listed in
                        Schedule 2 thereto and Stonington Capital Appreciation 1994 Fund, L.P. (the "Stockholders' Agreement") (10.7)

      10.4 Amendment No. 1, dated as of June 2, 1997, to the Stockholders' Agreement*

      10.5 Amendment No. 2, dated as of January 27, 1998, to the Stockholders' Agreement

      10.6 Amendment No. 3, dated as of March 31, 1998, to the Stockholders' Agreement

      10.7 Employment Agreement, dated as of March 4, 1997, by and between the Company and Emery G. Olcott (10.3)

      10.8 Employment Agreement, dated as of March 4, 1997, by and between the Company and Richard T. McKernan (10.4)

      10.9 Employment Agreement by and between the Company and George Serrano (10.8)

      10.10 Employment Agreement by and between the Company and Staf van Cauter (10.9)

      10.11 Employment Agreement by and between the Company and Orren K. Tench, Jr. (10.10)

      10.12             Employment Agreement by and between the Company and Ben
                        D. Kaplan***

      10.13 First Amendment to Employment Agreement by and between the Company and Ben D. Kaplan

      21                List of subsidiaries of the Company

      23                Consent of Arthur Andersen LLP

      27                Financial Data Schedule

----------

      *Filed with the Company's Form 10-K for the year ended December 31, 1997.

      **Filed with the Company's Form 10-Q for the period ended September 30, 1999.

      ***Filed with the Company's Form 10-Q for the period ended June 30, 1997.

(b)   Reports on Form 8-K:

      The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                       PACKARD BIOSCIENCE COMPANY


Date: March 30, 2000                   By:        /s/ Emery G. Olcott
                                           -------------------------------------
                                                      Emery G. Olcott
                                               Chairman of the Board, Chief
                                              Executive Officer and President


Date: March 30, 2000                   By:         /s/ Ben D. Kaplan
                                           -------------------------------------
                                                       Ben D. Kaplan
                                                 Vice President and Chief
                                                      Financial Officer


Date: March 30, 2000                   By:          /s/ David M. Dean
                                           -------------------------------------
                                                        David M. Dean
                                                    Corporate Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2000                   By:      /s/ Richard T. McKernan
                                           -------------------------------------
                                                    Richard T. McKernan
                                            Senior Vice President and Director
                                                     President, Packard


Date: March 30, 2000                   By:        /s/ George Serrano
                                           -------------------------------------
                                                      George Serrano
                                                Vice President and Director
                                                     President, Canberra


Date: March 30, 2000                   By:         /s/ Robert F. End
                                           -------------------------------------
                                                       Robert F. End
                                                          Director


Date: March 30, 2000                   By:        /s/ Bradley J. Hoecker
                                           -------------------------------------
                                                      Bradley J. Hoecker
                                                          Director

Date: March 30, 2000                   By:         /s/ Alexis P. Michas
                                           -------------------------------------
                                                       Alexis P. Michas
                                                           Director


Date: March 30, 2000                   By:        /s/ Robert C. Salisbury
                                           -------------------------------------
                                                      Robert C. Salisbury
                                                           Director


Date: March 30, 2000                   By:           /s/ Peter P. Tong
                                           -------------------------------------
                                                         Peter P. Tong
                                                           Director

      No annual report or proxy material has been sent to the Company's security holders.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Packard BioScience Company:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Packard BioScience Company and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999, included in this Form 10-K, and have issued our report thereon dated February 14, 2000, except for Note 15 as to which the date is March 21, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page 89 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 14, 2000

                                  SCHEDULE II
                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1999

                      Column A                          Column B               Column C             Column D      Column E
                      --------                          --------               --------             --------      --------
                                                       Balance at      Charged to      Charged to                  Balance
                                                       Beginning       Costs and          Other                   at End of
                    Description                        of Period        Expenses        Accounts   Deductions      Period
                    -----------                        ---------        --------        --------   ----------      ------
For the year ended December 31, 1997:
Reserves which are deducted in the balance sheet
  from assets to which they apply
  Reserves for uncollectible amounts................    $475,338         $165,898      $40,000(a)   $ 98,740       $582,496

For the year ended December 31, 1998:
Reserves which are deducted in the balance sheet
  from assets to which they apply
  Reserves for uncollectible amounts................    $582,496         $337,879      $20,315(a)   $305,536       $635,154

For the year ended December 31, 1999:
Reserves which are deducted in the balance sheet
  from assets to which they apply
  Reserves for uncollectible amounts................    $635,154         $178,095           --      $163,342       $649,907

----------

(a)   Represents reserves recorded at dates of acquisition.