Form 10-Q
period 2000-03-31
PACKARD BIOSCIENCE CO
filed 2000-05-15
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ---------- to ----------

                        Commission File Number 333-24001


                           Packard BioScience Company
             (Exact name of registrant as specified in its charter)


                Delaware                                       06-0676652
------------------------------------------               --------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

800 Research Parkway, Meriden, Connecticut                       06450
------------------------------------------               --------------------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  203-238-2351


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


Shares of Common Stock Outstanding at May 12, 2000:  61,835,085

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                      INDEX



PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999                                              2

           Condensed Consolidated Statements of Income (Loss) for the
           Three Months Ended March 31, 2000 and 1999                         3

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999                         4

           Notes to Condensed Consolidated Financial Statements               5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        18


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 19

Item 6.    Exhibits and Reports on Form 8-K                                  19




                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 and DECEMBER 31, 1999
                                 (In thousands)


ASSETS                                                    March 31, 2000           December 31, 1999
------                                                    --------------           -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                 $ 22,755                  $  7,576
   Accounts receivable, net                                    52,532                    63,350
   Inventories, net                                            33,129                    34,191
   Deferred income taxes                                        5,024                     4,795
   Other current assets                                         6,317                     6,271
                                                             --------                  --------
      Total current assets                                    119,757                   116,183
                                                             --------                  --------
PROPERTY, PLANT AND EQUIPMENT, at cost                         53,252                    51,329
   Less - accumulated depreciation                            (22,228)                  (21,215)
                                                             --------                  --------
                                                               31,024                    30,114
                                                             --------                  --------
OTHER ASSETS:
   Goodwill, net                                               41,677                    41,919
   Deferred financing costs, net                                6,414                     6,801
   Other                                                       11,080                    10,978
                                                             --------                  --------
                                                               59,171                    59,698
                                                             --------                  --------
TOTAL ASSETS                                                 $209,952                  $205,995
                                                             ========                  ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
   Notes payable                                             $  2,952                  $  3,197
   Current portion of long-term obligations                     1,951                     2,113
   Accounts payable and accrued liabilities                    33,700                    58,004
   Deferred income                                             15,470                    14,304
                                                             --------                  --------
      Total current liabilities                                54,073                    77,618
                                                             --------                  --------
LONG-TERM OBLIGATIONS, net of current portion                 247,090                   225,731
                                                             --------                  --------
DEFERRED INCOME TAXES                                           4,836                     4,807
                                                             --------                  --------
OTHER NONCURRENT LIABILITIES                                    3,437                     3,428
                                                             --------                  --------
COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                     2,382                     2,301
                                                             --------                  --------
STOCKHOLDERS' DEFICIT (Note 3):
   Common stock                                                   137                       137
   Paid in capital                                              8,273                     1,827
   Accumulated deficit                                        (21,878)                  (12,895)
   Accumulated other comprehensive income
      (cumulative translation adjustment)                         995                       527
                                                             --------                  --------
                                                              (12,473)                  (10,404)
   Less: Treasury stock, at cost                              (88,857)                  (96,920)
         Deferred compensation                                   (536)                     (566)
                                                             --------                  --------
            Total stockholders' deficit                      (101,866)                 (107,890)
                                                             --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $209,952                  $205,995
                                                             ========                  ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (In thousands, except per share amounts)


                                                       Three Months Ended
                                                            March 31,
                                                     2000              1999
                                                   -------           -------
NET SALES                                          $62,485           $58,705

COST OF SALES                                       30,342            29,385
                                                   -------           -------
GROSS PROFIT                                        32,143            29,320

RESEARCH AND DEVELOPMENT EXPENSES                    8,435             7,275

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (Note 7)                                24,481            14,535

RESTRUCTURING CHARGE (Note 8)                        2,372                --
                                                   -------           -------
INCOME (LOSS) FROM OPERATIONS                       (3,145)            7,510

INTEREST EXPENSE, NET                               (5,956)           (5,266)

FOREIGN EXCHANGE TRANSACTION GAINS
   (LOSSES), NET                                       282              (257)
                                                   -------           -------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTEREST                                (8,819)            1,987

PROVISION FOR (BENEFIT FROM) INCOME TAXES           (2,710)            1,063

MINORITY INTEREST IN (INCOME) LOSS OF
   SUBSIDIARIES                                        (81)              250
                                                   -------           -------
NET INCOME (LOSS)                                  ($6,190)          $ 1,174
                                                   =======           =======

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, EXCLUDING COMMON SHARE
   EQUIVALENTS (Note 5)                             46,815            45,754

BASIC EARNINGS (LOSS) PER SHARE                    ($ 0.13)          $  0.03

DILUTED EARNINGS (LOSS) PER SHARE                  ($ 0.13)          $  0.02


   The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In thousands)


                                                                   For the Three Months Ended
                                                                            March 31,
                                                                     2000              1999
                                                                   -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              ($ 6,190)          $ 1,174
   Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
      Non-cash stock compensation charges (Note 7)                   8,273                --
      Depreciation and amortization of intangibles                   2,469             2,450
      Amortization of deferred financing costs                         386               386
      Minority interest in net income (loss) of subsidiares             81              (250)
      Other non-cash credits, net                                     (221)              (53)
      Changes in operating assets and liabilities                   (5,260)           (6,725)
                                                                   -------           -------
         Net cash used for operating activities                       (462)           (3,018)
                                                                   -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of businesses, net of cash acquired                 (6,656)          (17,310)
   Capital expenditures, net                                        (2,412)           (2,458)
   Product lines, patent rights and licenses acquired                 (500)              (54)
                                                                   -------           -------
      Net cash used for investing activities                        (9,568)          (19,822)
                                                                   -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under long-term obligations                           25,500            33,250
   Repayments of long-term obligations                              (3,062)           (2,097)
   Purchase of treasury stock                                         (124)               --
   Proceeds from exercise of stock options                           3,302                13
   Proceeds from sale of common stock                                  264                --
                                                                   -------           -------
      Net cash from investing activities                            25,880            31,166
                                                                   -------           -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (671)             (959)
                                                                   -------           -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           15,179             7,367
CASH AND CASH EQUIVALENTS, beginning of period                       7,576             7,929
                                                                   -------           -------
CASH AND CASH EQUIVALENTS, end of period                           $22,755           $15,296
                                                                   =======           =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The condensed consolidated financial statements and related notes included herein have been prepared by Packard BioScience Company (the "Company") without audit, except for the December 31, 1999, condensed consolidated balance sheet which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Company's 1999 Form 10-K"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which normally accompany financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying condensed consolidated financial statements, as permitted by the Securities and Exchange Commission's rules and regulations. The Company believes that the accompanying disclosures and notes are adequate to make the financial statements not misleading. Such financial statements reflect all adjustments which are normal and recurring and, in the opinion of management, necessary for a fair presentation of the results of operations and financial position of the Company for the periods reported herein. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K.


Note 1.  Basis of  Presentation and Significant Accounting Policies:

General -

The accompanying financial statements have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the Company's 1999 Form 10-K. The Company's practices of recognizing assets, liabilities, revenues, expenses and other transactions which impact the accompanying financial information are consistent with such note.

New Accounting Standards -

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a component of comprehensive income. The effective date of SFAS No. 133 (which was deferred through the issuance of SFAS No. 137) is the Company's calendar year commencing January 1, 2001. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position upon adoption.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition when customer acceptance and installation provisions exist. The Company is required to adopt SAB No. 101, effective January 1, 2000, by June 30, 2000. The Company has not yet quantified the cumulative effect of adopting SAB No. 101, as of January 1, 2000, which may or may not be material to the Company's consolidated operating results or financial position.

Stock Split -

On March 20, 2000, the Company's Board of Directors approved a 5-for-1 split of the Company's common stock. All share and per share information included in the accompanying condensed consolidated financial statements and notes thereto have been restated to reflect the effect of the split.

Reclassifications -

Certain reclassifications have been made to prior period information in order to make it consistent with the current period presentation.


Note 2.  Inventories:

Inventories consisted of the following at March 31, 2000, and December 31, 1999 (in thousands):

                                               March 31, 2000          December 31, 1999
                                               --------------          -----------------

     Raw materials and parts                       $19,050                  $19,028
     Work in process                                 3,357                    3,031
     Finished goods                                 15,865                   17,394
                                                   -------                  -------
                                                    38,272                   39,453
        Excess and obsolete reserves                (5,143)                  (5,262)
                                                   -------                  -------
                                                   $33,129                  $34,191
                                                   =======                  =======


Note 3.  Stockholders' Deficit:

Below is a summary of the changes in selected components of stockholders' deficit for the three-month period ended March 31, 2000 (dollars in thousands):

                                                  Paid-In           Accumulated         Treasury
                                                  Capital             Deficit             Stock
                                                  -------           -----------         --------
     Balance, December 31, 1999                   $1,827             ($12,895)          ($96,920)
     Net loss                                         --               (6,190)                --
     Sale of stock, net                           (1,827)              (2,793)             8,063
     Non-cash stock compensation
        charges                                    8,273                   --                 --
                                                  ------              -------            -------
     Balance, March 31, 2000                      $8,273             ($21,878)          ($88,857)
                                                  ======              =======            =======

Sale of stock, net includes proceeds from the exercise of stock options as well as sales and purchases of treasury stock.


Note 4.  Acquisitions:

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

In March 2000, the Company acquired a 51% equity interest in Carl Consumable Products, LLC ("CCP") for an initial cash payment of $510,000, with an option to acquire the remaining 49% equity interest for (a) a cash payment of $490,000, plus (b) earn-out payments equal to 25% of the operating profit (as defined in the purchase agreement) of CCP in excess of $530,000 which is generated in each calendar year occurring during the four-year period following exercise of the option (unless the option is exercised prior to March 6, 2001, in which case the applicable earn-out percentage will be increased from 25% to 35%). CCP is a new company formed to design and manufacture sophisticated pipettes used in the liquid dispensing process of drug discovery and genomic research.

The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired has been reflected as goodwill in the accompanying condensed consolidated balance sheets. Net goodwill totals approximately $41.7 million as of March 31, 2000. The goodwill amount includes contingent payments earned through March 31, 2000, and will increase to the extent future contingent payments are earned. The goodwill is being amortized on a straight-line basis over 20 to 40 years from the initial acquisition dates.

The operating results of Tennelec and CCP have been reflected in the accompanying condensed consolidated statements of income (loss) since their respective dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments primarily consist of: addback of nonrecurring charges taken in connection with the acquisitions associated with acquired inventory step-up writeoff, amortization of goodwill associated with the acquisitions, adjustments to certain historical compensation and personnel levels to be more indicative of post-acquisition levels, adjustments to reflect additional interest expense relating to the financing of the acquisitions, and adjustments to reflect the related income tax effects, if any, of the above. The 1999 results do not remove those products that the Company has removed from the market. There are no pro forma adjustments related to CCP as it is a start-up operation.

                (Dollars in thousands, except per share amounts)

                                                          For the Three Months
                                                             Ended March 31,
                                                         2000             1999
                                                       -------          -------

          Net sales                                    $62,485          $62,009

          Income (loss) from operations               ($ 3,145)         $ 8,154

          Net income (loss)                           ($ 6,190)         $ 1,455

          Basic earnings (loss) per share             ($  0.13)         $  0.03



Note 5.  Earnings Per Share:

Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is dilutive. Basic and diluted weighted average shares outstanding during the three months ended March 31, 2000 and 1999 are as follows:

                                                                      Three Months Ended
                                                                           March 31,
                                                                   2000                  1999
                                                                ----------            ----------
     Basic weighted average shares outstanding                  46,814,649            45,753,975

     Dilutive effect of outstanding stock options                       --             2,138,780
                                                                ----------            ----------
     Diluted weighted average shares outstanding                46,814,649            47,892,755
                                                                ==========            ==========

For the 2000 period, 3,829,152 common stock equivalents were excluded from diluted weighted average shares outstanding as their effect was anti-dilutive.

Note 6.  Segment Information:

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2. of this Form 10-Q for a discussion of segment operating performance for the three months ended March 31, 2000. The Company's total assets, by industry segment, as of March 31, 2000 and December 31, 1999, are as follows:

                                          March 31, 2000       December 31, 1999
                                          --------------       -----------------

          Packard                            $119,507               $118,532

          Canberra                             90,445                 87,463
                                             --------               --------
               Total                         $209,952               $205,995
                                             ========               ========


Note 7.  Stock Compensation Charges:

In December 1999, the Company granted certain options to employees which, in accordance with financial reporting guidelines, requires the Company to recognize compensation expense over the vesting period of such options. On March 20, 2000, the Company's Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options, making them 100% vested, effective March 17, 2000. This resulted in the recognition of a non-cash compensation charge of $7.3 million during the three months ended March 31, 2000, associated with the options granted in December 1999.

In March 2000, certain members of the Company's management gifted 107,400 shares of their own Company common stock to substantially all of the Company's employees who did not own shares or options to purchase shares of the Company's common stock on the date of the gifting. This resulted in a non-cash compensation charge of $1.0 million in the three months ended March 31, 2000.

Both of the charges discussed above are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).


Note 8.  Restructuring Charge:

The Company will terminate certain product lines associated with its Harwell acquisition. Harwell will eliminate certain positions and facilities. The estimated costs associated with this restructuring, approximately $2.4 million, have been accrued for as of March 31, 2000. Included in this amount is $1.8 million of severance related costs and $0.6 million of facility closing and relocation related costs. Approximately seven (7) employees, consisting of manufacturing, sales, service and administrative positions will be terminated. No severance payments had been made as of March 31, 2000.


Note 9.  Subsequent Events:

On April 19, 2000, the Company completed the registration of the Company's common stock for public sale (the "Offering"). The Offering raised approximately $110 million, including the over-allotment option, after consideration of expenses of $12 million associated with the Offering. The Company plans to utilize some of the proceeds to increase spending associated with research and development, new product development, enhancement of existing products, strategic collaborations and acquisitions, and potentially repurchase some of its 9 3/8% senior subordinated notes in the open market. In addition, in April 2000, the Company utilized $68.2 million of the proceeds to pay off the remaining term facility ($37.3 million) and the U.S. dollar denominated balance of the revolving credit facility ($30.9 million).

In April 2000, the Company acquired certain net operating assets, primarily intangibles, of Cambridge Imaging Limited ("CIL"), effective March 31, 2000. The Company paid $1.25 million initially with additional contingent payments, up to $4.0 million, that may be made through April 2005, subject to the operations achieving certain post-acquisition performance levels through calendar year 2004. The assets acquired will be used to develop and manufacture biomedical imaging technology and devices.

In May 2000, the Company settled a Demand for Arbitration (the "Demand") filed by Instrumentation Development, Inc. ("IDI") with the American Arbitration Association in Hartford, Connecticut, on July 28, 1999. The Demand alleged breach of contract and requested damages in the range of $1 million to $3 million. The settlement calls for the Company to make a payment to IDI totaling $1.325 million for an assignment of the technology that was the subject of the contract and to settle the dispute.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking" statements. Many factors could cause actual results to differ materially from these estimates. These factors include, but are not limited to, the following:

-  intense competition in the markets we target;
- our ability to successfully introduce new products and expand the range of applications for our current products;
- our ability to effectively protect our intellectual property from infringement;
-  potential infringement of intellectual property rights of others;
- customers may face risks in the industries they serve, such as pharmaceutical and biotechnology industries;
- decline in the use of processes and instruments that represent a significant portion of our revenues;
- our ability to maintain and enhance collaborative and academic arrangements and to establish additional relationships;
- our dependence on capital spending policies of our customers and governmental funding;
-  availability of nuclear waste repositories;
-  changes in environmental regulations;
- economic, political and other risks associated with international sales and operations;
-  limited source supply of key raw materials;
-  our ability to attract and retain key employees; and
- our ability to meet financial expectations of securities analysts and investors.


OVERVIEW

Packard BioScience Company (the "Company") is a leading global developer, manufacturer and marketer of instruments and related consumables and services for use in the life sciences research and nuclear industries. Packard Instrument is a leader in laboratory automation and has developed scalable platforms built on our worldwide leadership in the manufacturing and marketing of bioanalytical instruments for use in the life sciences research industry. Canberra Industries is the worldwide leader in analytical instruments used to detect, identify, quantify and monitor radioactive materials for the nuclear industry and related markets.

Packard's revenues are derived primarily from sales of instruments with additional sales from services. While outsourcing and support services continue to be an important part of Packard's revenue stream, the Company is moving towards marketing Packard's instruments as parts of integrated platforms, which the Company expects will generate increasing instrument sales at higher gross margins than our services business.

Canberra has experienced significant growth in its base service business resulting from the Company's strategic focus on this area. Like Packard, Canberra is moving towards marketing its instruments as parts of integrated systems. In addition, Canberra is focusing on increasing revenues from emerging applications such as environmental restoration and waste management, environmental monitoring and nuclear weapons stewardship.



RESULTS OF OPERATIONS (dollars in millions)

                                                                  Three Months Ended
                                                                      March 31,
                                                                                        % Inc.
                                                        2000             1999           (Dec.)
                                                       ------           ------          ------
     Total revenues:
        Packard                                        $ 39.9           $ 38.2            4.5%
        Canberra                                         22.6             20.5           10.2%
                                                       ------           ------           -----
                                                         62.5             58.7            6.5%
                                                       ------           ------           -----
     Gross profit:
        Packard                                          22.4             21.0            6.7%
        Canberra                                          9.7              8.3           16.9%
                                                       ------           ------           -----
                                                         32.1             29.3            9.6%
                                                       ------           ------           -----
     Operating expenses:
        Research and development                          8.4              7.3           15.1%
        Selling, general and administrative              24.4             14.5           68.3%
        Restructuring charge                              2.4               --             N/A
                                                       ------           ------           -----
     Income (loss) from operations                       (3.1)             7.5             N/A
     Interest expense, net                               (6.0)            (5.3)          13.2%
     Foreign exchange transaction
        gains (losses), net                               0.3             (0.3)            N/A
                                                       ------           ------           -----
     Income (loss) before income taxes
        and minority interest                            (8.8)             1.9             N/A
     Provision for (benefit from)
        income taxes                                     (2.7)             1.0             N/A
     Minority interest in (income) loss
        of subsidiaries                                  (0.1)             0.3             N/A
                                                       ------           ------           -----
     Net income (loss)                                 ($ 6.2)          $  1.2             N/A
                                                       ======           ======           =====


INITIAL PUBLIC OFFERING

On April 19, 2000, the Company completed the registration of the Company's common stock for public sale (the "Offering"). The Offering raised approximately $110 million, including the underwriters' over-allotment, after consideration of expenses of $12 million associated with the Offering. The following management's discussion and analysis of the Company's results of operations and financial condition includes an historical discussion covering the reporting periods included within this Form 10-Q, as well as a discussion of the use of the proceeds of the Offering and how this is expected to affect the Company's future operating results and financial condition.


RESULTS OF OPERATIONS

Revenues
--------

Overall -

Consolidated revenues increased 6.5% during the three months ended March 31, 2000, as compared to the prior year period, from $58.7 million to $62.5 million. The 1999 amount includes approximately $3.1 million of revenues associated with certain Packard product lines that were either sold or terminated and, therefore, did not contribute to revenues in the 2000 period. Excluding these revenues from the first quarter of 1999, revenues increased 12.4% in the first quarter of 2000 as compared with the prior year period.

Fluctuations in foreign currency exchange rates between reporting periods impacts the Company's operating results, including reported revenues, as a significant amount of the Company's operations are conducted in countries other than the United States, in currencies other than the U.S. dollar. Excluding the impact of foreign currency exchange rate fluctuations, consolidated revenues would have been approximately $1.5 million higher in the first quarter of 2000. The U.S. dollar strengthened against the currencies of most countries in which the Company operates, including Euro participating countries, with the main exception being Japan where the U.S. dollar weakened against the Japanese yen during the 2000 period as compared to the 1999 period.

The growth in revenues, quarter to quarter, is attributable to volume growth experienced by CCS Packard, Inc. ("CCS Packard"), Canberra's U.S. Detectors operation, Packard Japan KK ("PJKK") and several other overseas distribution operations. Service revenues increased in the first quarter of 2000 as compared to the 1999 period, from $12.3 million to $15.7 million, or 27.6%. This was due primarily to growth in Canberra's services operations within the Department of Energy complex and certain service revenues related to Y2K issues.

Packard -

Packard's revenues increased from $38.2 million to $39.9 million representing a 4.5% increase. Excluding the sold and terminated product lines discussed above, the 2000 first quarter revenues would represent a 13.7% increase over the prior year period. Packard's service revenues increased from $7.2 million in the first quarter of 1999 to $8.4 million in the first quarter of 2000, a 16.7% increase. As mentioned above, this increase consists principally of Y2K services which will not continue at the same level over the remainder of 2000. The increased revenues is also attributable to increased sales of CCS Packard products. Such sales were $6.3 million in the first quarter of 2000 compared to $4.0 million in the comparable 1999 period. In addition, PJKK's revenues increased by $1.9 million, from $3.9 million to $5.8 million, between the reporting periods presented, representing a 49.6% increase.

A portion of the Offering proceeds will be used to increase Packard's spending associated with research and development, new product development, enhancement of existing products and strategic collaborations and acquisitions. The Company has identified several key strategic products lines and other areas in which it has begun to increase spending in order to accelerate development and market introduction. Assuming that Packard is successful in these areas, it is expected that incremental revenues will be generated as a result; however, there can be no guarantee that such efforts will be successful or result in increased revenues.

Canberra -

Canberra's revenues increased from $20.5 million to $22.6 million during the first quarter of 2000 as compared to the 1999 period, a 10.2% increase. The majority of this increase was attributable to Canberra's U.S. Detectors operation as well as increased service revenue. Canberra's U.S. Detectors operation's third-party revenues increased from $1.6 million in the 1999 period to $3.2 million in the 2000 period, doubling over the periods. In addition, Canberra's service business increased significantly, generating $7.3 million in revenues in the first quarter of 2000 as compared to $5.2 million in the first quarter of 1999, representing a 40.4% increase. A portion of this increased service revenues is attributable to Canberra's Mobile Characterization Services, LLC ("MCS") operation as well as the recently started Canberra Oak Ridge, LLC operation. In addition, the Company's acquisition of Tennelec effective April 1, 1999, contributed approximately $0.8 million of revenues to the first quarter of 2000. These increases were partially offset by lower product sales by Canberra's U.S. instrumentation business as well as at Aquila Technologies Group, Inc. ("Aquila").

Gross Profit
------------

Overall -

Consolidated gross profit was $32.1 million for the three months ended March 31, 2000, compared to $29.3 million in the 1999 period, an increase of 9.6%. The 1999 amount included approximately $1.0 million of gross profit associated with sales of sold or terminated product lines discussed above. Excluding this gross profit, the amount for the 2000 period increased by 13.4%. As a percentage of revenues, the first quarter 2000 gross profit was 51.4% versus 49.9% in the 1999 period. The improvement is primarily attributable to increased higher margin sales by certain overseas distribution operations as well as the discontinuance of lower margin sales on the product lines that were sold or terminated. Gross profit on service revenues increased from $2.9 million during the 1999 period to $4.4 million during the first quarter of 2000. As a percentage of service revenues, the margin increased from 23.7% to 27.9%.

Packard -

Packard's gross profit increased from $21.0 million during the 1999 period to $22.4 million during the first quarter of 2000, a 6.7% increase. Excluding the gross profit included in the 1999 margin associated with sold or terminated products discussed above, the 2000 amount increased 12.0% over 1999. As a percentage of revenues, the 2000 gross margin is 56.3% versus 55.0% in 1999. This improvement is attributable to the items described above.

Canberra -

Canberra's gross profit increased from $8.3 million during the 1999 period to $9.7 million during the 2000 period, a 16.9% increase. Canberra's service gross profit more than doubled over the periods, from $1.0 million in 1999 to $2.1 million in 2000. As a percentage of revenues, Canberra's gross margin was 42.7% during the 1999 period versus 40.5% in the 2000 period. This improvement in margin percentage is primarily a result of increased margin percentages on service revenues, particularly those of Aquila and MCS.


OPERATING EXPENSES

Research and Development
------------------------

Overall -

Consolidated research and development expenses were $8.4 million in the first quarter of 2000 versus $7.3 million in the comparable 1999 period, representing a 15.1% increase in spending. The majority of research and development spending, as well as the current year increase, is by Packard in the areas of new product development and enhancement. In connection with the Offering, the Company plans to utilize a portion of the Offering proceeds to increase funding of Packard's research and development in order to accelerate the development and market introduction of key strategic products and drug research platforms. In addition, a portion of the proceeds are planned to be utilized to aggressively pursue strategic collaborations and potential acquisition targets. The increased spending in the first quarter of 2000 is a reflection of this strategic initiative in the area of research and development.

Packard -

Packard's first quarter 2000 research and development spending was $6.1 million compared to $5.3 million in the first quarter of 1999, representing a 15.1% increase. The increase in spending is a direct result of the strategic focus described above. Packard intends to continue to spend at an increased level, when compared to the prior year, in the area of research and development through the remainder of 2000.

Canberra -

Canberra's first quarter 2000 research and development expenses were $2.2 million, up 10.0% from its 1999 first quarter amount of $2.0 million.

Selling, General and Administrative
-----------------------------------

Overall -

Consolidated selling, general and administrative expenses totaled $24.4 million in the first quarter of 2000 as compared to $14.5 million in the comparable 1999 period. Included in the 2000 amount is a $7.3 million compensation charge associated with certain stock options granted to employees in December 1999, and a $1.0 million compensation charge associated with stock that certain members of Company management gifted to employees in March 2000. Both of these charges represent non-cash, non-recurring charges to the Company. Excluding these 2000 charges, selling, general and administrative expenses increased 11.0% on a period to period basis; however, as a percentage of revenues, such costs are relatively flat at approximately 26%.

Packard -

Packard's first quarter selling, general and administrative expenses, excluding Packard's portion of the non-cash compensation charges discussed above, increased from $9.4 million in 1999 to $10.8 million in 2000. This represents a 15.3% increase; however, as a percentage of revenues, the spending is relatively constant at approximately 26%. The percentage increase in 2000 as compared to the 1999 period also reflects additional marketing spending associated with the Company's enhanced growth efforts discussed above.

Canberra -

Canberra's first quarter selling, general and administrative expenses, excluding Canberra's portion of the non-cash compensation charges discussed above, increased from $5.2 million in 1999 to $5.4 million in 2000, a 3.8% increase. As a percentage of revenues, the 2000 spending level, excluding the non-cash compensation charges, represents a decrease of 1% to approximately 24%.

Restructuring Charge
--------------------

The Company will terminate certain product lines associated with its Harwell acquisition. Harwell will eliminate certain positions and facilities in connection with this plan. The estimated costs associated with this restructuring is approximately $2.4 million including severance and other costs.

Interest Expense, Net
---------------------

Interest expense, net was $6.0 million during the three months ended March 31, 2000, as compared to $5.3 million during the comparable 1999 period. The increase is due to higher interest rates charged on the Company's outstanding borrowings under its revolving credit and term loan facilities during the first quarter of 2000 as compared to the first quarter of 1999 (approximately 100 to 150 basis points higher), and increased borrowings under the Company's revolving credit facility during the first quarter of 2000 versus 1999. The increased borrowings are a result of the funding of earnout payments made in March 2000 associated with certain acquisitions, as well as to fund the scheduled March 2000 semi-annual interest payment due under the Company's outstanding subordinated indebtedness.

In connection with the Offering, the Company is utilizing a portion of the Offering proceeds to paydown the outstanding term loan balance as well as a portion of the revolving credit facility. In connection with the repayment of the term facility in April 2000, the Company will recognize a pre-tax extraordinary charge of $0.8 million to write-off unamortized deferred financing fees associated with the term facility.

Foreign Currency Transaction Gains (Losses), Net
------------------------------------------------

Foreign currency transaction gains (losses), net was a net gain of $0.3 million in the first quarter of 2000 versus a net loss of $0.3 million in the prior year quarter. Such gains or losses are partially a result of foreign currency forward contracts that the Company periodically purchases to hedge firm intercompany purchase commitments. In addition, to the extent the Company has loans outstanding at certain of its foreign subsidiaries which are denominated in currencies other than such subsidiaries' functional currencies, resulting gains and losses attributable to foreign currency fluctuations are reflected in the Company's operating results while such loans are outstanding.

Effective Tax Rates
-------------------

During the first quarter of 2000, the Company's effective tax rate was a benefit of 30.4% compared to a provision of 47.5% in the comparable 1999 period. The effective tax rate of both periods reflect the effect of nondeductible goodwill amortization and taxable income generated in higher tax rate countries, particularly Japan. In addition, the 2000 period reflects nondeductible stock compensation associated with the March 2000 stock gift.

Minority Interest in (Income) Loss of Subsidiaries
--------------------------------------------------

Minority interest in (income) loss of subsidiaries represents the minority shareholders' interest in subsidiaries which the Company does not own 100%. The first quarter of 2000 includes the minority interests of 45% and 49% in the Company's subsidiaries, MCS and Carl Consumable Products, LLC ("CCP"), respectively. CCP is a start-up company acquired by the Company in March 2000. CCP was formed to design and manufacture sophisticated pipettes used in the liquid dispensing process of drug discovery and genomic research.

The 1999 amount represents the minority shareholders' portion of MCS' net losses incurred during such period.

Net Income (Loss)
-----------------

A net loss of $6.2 million was incurred during the first quarter of 2000 as compared to net income of $1.2 million in the comparable 1999 quarter. The 2000 net loss is due to the non-recurring charges for compensation associated with stock options granted in December 1999 and stock gifted to certain employees in March 2000 (totaling $8.3 million before income taxes), and the restructuring charge recorded at Harwell ($2.4 million before income taxes). Excluding these charges, and their related tax effects, net income would have been $1.1 million during the first quarter of 2000, or $0.02 per share on both a basic and diluted earnings per share basis.


LIQUIDITY AND FINANCIAL RESOURCES

The Company's liquidity requirements arise from cash used in operations, including research and development expenditures, principal and interest payments on outstanding indebtedness and funding of acquisitions and other collaborations. The Company's 2000 and 1999 first quarter cash requirements have been met primarily through cash generated from operations and borrowings through the Company's revolving credit facility and overseas bank facilities.

As mentioned above, the Company completed its Offering in April 2000, resulting in net proceeds to the Company of approximately $110 million, after the exercise of the underwriters' over-allotment option and expenses. As indicated in the Form S-1 Registration Statement and prospectus filed with the Securities and Exchange Commission ("SEC") in connection with the Offering, the Company plans to use a portion of the Offering proceeds to increase spending in Packard's research and development initiatives as well as to pay down certain indebtedness outstanding prior to the closing of the Offering. On April 27, 2000, the Company paid off the remaining term facility balance ($37.3 million) and the U.S. dollar denominated balance of the revolving credit facility ($30.9 million).

Approximately half of the Company's revenues are generated from foreign sources, most of which are denominated in currencies other than the U.S. dollar. As such, the Company's reported earnings and financial position are affected by changes in foreign currency exchange rates. A strengthening U.S. dollar against the currencies through which the Company conducts its business may have a negative impact on U.S. dollar denominated operating results. To manage the exposure of foreign currency exchange rates, the Company employs hedging strategies. The Company purchases various foreign currency forward contracts, at specified levels of coverage, generally for the purpose of hedging firm inventory purchase commitments.

Net cash used by operating activities was $0.5 million during the first quarter of 2000 as compared to $3.0 million in the comparable 1999 period. Cash generated by current operations ($4.9 million), combined with first quarter accounts receivable collections ($10.8 million) and borrowings on the Company's revolving credit facility, provided the necessary cash to fund current operating costs and related obligations. Included in the uses of the Company's operating cash in the first quarter of 2000 was the final $3.0 million payment made to PerkinElmer, Inc. in connection with the 1998 settlement of litigation. The 1999 first quarter net cash used by operating activities reflected a similar $3.0 million use of cash. The increase in operating cash flow between the two periods is primarily due to stronger accounts receivable collection in 2000 as well as a greater reduction in inventories in such period, as compared to the prior year period.

Net cash used for investing purposes during the three months ended March 31, 2000, consisted primarily of amounts paid to acquire a 51% interest in CCP ($0.51 million) and the payment of contingent earnouts, earned for the period ended December 31, 1999, associated with the Aquila and CCS Packard acquisitions ($6.2 million). In addition, approximately $2.4 million was expended on capital equipment and improvements. During the three months ended March 31, 1999, investing activities consisted of the acquisition of Harwell ($10.0 million) and the payment of earnouts associated with the Aquila and CCS Packard acquisitions ($7.3 million). In addition, during that period, there were capital expenditures of $2.5 million.

Financing activities during the first quarter of 2000 consisted primarily of additional borrowings under the Company's revolving credit facility used primarily to fund the payment of the contingent earnout payments referred to above, as well as to fund the March 2000 semi-annual interest payment ($7.0 million) associated with the Company's outstanding Senior Subordinated Notes ("Notes"). The borrowings were also utilized to fund operating requirements, as needed. In addition, proceeds from the exercise of stock options totaled $3.3 million during the first quarter of 2000. During the comparable prior year period, financing activities consisted primarily of borrowings under the revolving credit facility to fund the acquisition of Harwell, as well as to fund contingent earnout payments associated with the Aquila and CCS Packard acquisitions. In addition, borrowings during that period were utilized to make the semi-annual interest payment on the Notes and to fund operating requirements, as needed.

As indicated in the Company's Form S-1 Registration Statement filed in March 2000, as amended, and associated prospectus, the Company may use a portion of the Offering proceeds to make open-market purchases from time to time of the Company's outstanding subordinated notes. There is currently $150 million of such Notes outstanding. As of May 12, 2000, the Company has not made any purchases of the Notes.


BACKLOG

As of March 31, 2000 and 1999, the Company's gross third-party order backlog was approximately $49.3 million and $46.7 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service or its services business. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a component of comprehensive income. The effective date of SFAS No. 133 (which was deferred through the issuance of SFAS No. 137) is the Company's calendar year commencing January 1, 2001. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position upon adoption.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition when customer acceptance and installation provisions exist. The Company is required to adopt SAB No. 101, effective January 1, 2000, by June 30, 2000. The Company has not yet quantified the cumulative effect of adopting SAB No. 101, as of January 1, 2000, which may or may not be material to the Company's consolidated operating results or financial position.


SUBSEQUENT EVENTS

In April 2000, the Company acquired certain net operating assets, primarily consisting of intangibles, of Cambridge Imaging Limited, effective March 31, 2000. The Company paid $1.25 million initially with additional contingent payments, up to $4.0 million, that may be made through April 2005, subject to the division ("CIL") achieving certain post-acquisition performance levels through calendar year 2004. CIL develops, manufactures and distributes biomedical imaging technology and devices.

In May 2000, the Company settled a Demand for Arbitration (the "Demand") filed by Instrumentation Development, Inc. ("IDI") with the American Arbitration Association in Hartford, Connecticut, on July 28, 1999. The Demand alleged breach of contract and requested damages in the range of $1 million to $3 million. The settlement calls for the Company to make a payment to IDI totaling $1.325 million for an assignment of the technology that was the subject of the contract and to settle the dispute.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in this area since the filing of the Company's 1999 Form 10-K.

                           PART II. OTHER INFORMATION

                           PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

In May 2000, the Company settled a Demand for Arbitration (the "Demand") filed by Instrumentation Development, Inc. ("IDI") with the American Arbitration Association in Hartford, Connecticut, on July 28, 1999. The Demand alleged breach of contract and requested damages in the range of $1 million to $3 million. The settlement calls for the Company to make a payment to IDI totaling $1.325 million for an assignment of the technology that was the subject of the contract and to settle the dispute.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.      Description
              -----------      -----------

                  27 Financial data schedule pursuant to Article 5 of Regulation S-X

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on May 12, 2000.


                                              PACKARD BIOSCIENCE COMPANY


                           By:                    /s/ Emery G. Olcott
                                     -------------------------------------------
                                                      Emery G. Olcott
                                                Chairman of the Board, Chief
                                               Executive Officer and President



                           By:                    /s/ Ben D. Kaplan
                                     -------------------------------------------
                                                      Ben D. Kaplan
                                                 Vice President and Chief
                                                    Financial Officer



                           By:                    /s/ David M. Dean
                                     -------------------------------------------
                                                      David M. Dean
                                                  Corporate Controller