Form 10-Q
period 2000-06-30
PACKARD BIOSCIENCE CO
filed 2000-08-07
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from --------------- to ---------------

                        Commission File Number 333-24001


                           Packard BioScience Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                       06-0676652
------------------------------------------              -----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


800 Research Parkway, Meriden, Connecticut                       06450
------------------------------------------              -----------------------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  203-238-2351


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


Shares of Common Stock Outstanding at August 4, 2000:  61,824,275

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                      INDEX



PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of  June 30, 2000
           and December 31, 1999                                              2

           Condensed Consolidated Statements of Income (Loss) for the
           Three and Six Months Ended June 30, 2000 and 1999                  3

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2000 and 1999                            4

           Notes to Condensed Consolidated Financial Statements               5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        19


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 20

Item 6.    Exhibits and Reports on Form 8-K                                  20


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 and DECEMBER 31, 1999
                                 (In thousands)

ASSETS                                                       June 30, 2000            December 31, 1999
------                                                       -------------            -----------------

CURRENT ASSETS:
   Cash and cash equivalents                                    $ 46,565                  $  7,576
   Accounts receivable, net                                       46,185                    63,350
   Inventories, net                                               35,147                    34,191
   Deferred income taxes                                           5,332                     4,795
   Other current assets                                            7,317                     6,271
                                                                --------                  --------
      Total current assets                                       140,546                   116,183
                                                                --------                  --------
PROPERTY, PLANT AND EQUIPMENT, at cost                            54,365                    51,329
   Less - accumulated depreciation                               (23,342)                  (21,215)
                                                                --------                  --------
                                                                  31,023                    30,114
                                                                --------                  --------
OTHER ASSETS:
   Goodwill, net                                                  42,489                    41,919
   Deferred financing costs, net                                   4,646                     6,801
   Other                                                          10,581                    10,978
                                                                --------                  --------
                                                                  57,716                    59,698
                                                                --------                  --------
TOTAL ASSETS                                                    $229,285                  $205,995
                                                                ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
   Notes payable                                                $  4,313                  $  3,197
   Current portion of long-term obligations                          817                     2,113
   Accounts payable and accrued liabilities                       34,092                    58,004
   Deferred income                                                14,066                    14,304
                                                                --------                  --------
      Total current liabilities                                   53,288                    77,618
                                                                --------                  --------
LONG-TERM OBLIGATIONS, net of current portion                    154,551                   225,731
                                                                --------                  --------
DEFERRED INCOME TAXES                                              4,880                     4,807
                                                                --------                  --------
OTHER NONCURRENT LIABILITIES                                       3,490                     3,428
                                                                --------                  --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                        2,367                     2,301
                                                                --------                  --------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
   Common stock                                                      164                       137
   Paid in capital                                               117,931                     1,827
   Accumulated deficit                                           (20,309)                  (12,895)
   Accumulated other comprehensive income
      (cumulative translation adjustment)                            477                       527
                                                                --------                  --------
                                                                  98,263                   (10,404)
   Less: Treasury stock, at cost                                 (87,095)                  (96,920)
         Deferred compensation                                      (459)                     (566)
                                                                --------                  --------
            Total stockholders' equity (deficit)                  10,709                  (107,890)
                                                                --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $229,285                  $205,995
                                                                ========                  ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)

                                                        Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                       2000             1999          2000             1999
                                                       ----             ----          ----             ----

NET SALES                                            $60,471          $62,479       $122,956         $121,180

COST OF SALES                                         29,569           32,006         59,909           61,389

AMORTIZATION OF ACQUIRED INVENTORY
   STEP-UP (Note 4)                                        0            1,000              0            1,000

RESTRUCTURING CHARGE (Note 8)                              0                0          2,372                0
                                                     -------          -------       --------         --------
GROSS PROFIT                                          30,902           29,473         60,675           58,791

RESEARCH AND DEVELOPMENT EXPENSES                      9,137            7,534         17,572           14,809

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (Note 7)                                  16,076           14,658         40,559           29,191
                                                     -------          -------       --------         --------
INCOME FROM OPERATIONS                                 5,689            7,281          2,544           14,791

INTEREST EXPENSE, NET                                 (3,960)          (5,333)        (9,916)         (10,600)

FOREIGN EXCHANGE TRANSACTION GAINS
   (LOSSES), NET                                        (151)           1,048            131              791
                                                     -------          -------       --------         --------
INCOME (LOSS) BEFORE INCOME TAXES,
   MINORITY INTEREST AND EXTRAORDINARY ITEMS           1,578            2,996         (7,241)           4,982

PROVISION FOR (BENEFIT FROM) INCOME TAXES                175              764         (2,535)           1,827

MINORITY INTEREST IN (INCOME) LOSS
   OF SUBSIDIARIES                                        15             (121)           (66)             128                  128
                                                     -------          -------       --------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS               1,418            2,111         (4,772)           3,283

EXTRAORDINARY ITEMS, NET OF INCOME TAXES
   (Note 9)                                              567                0            567                0
                                                     -------          -------       --------         --------
NET INCOME (LOSS)                                    $ 1,985          $ 2,111       ($ 4,205)        $  3,283
                                                     =======          =======       ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.



                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)

                                                                    For the Six Months Ended
                                                                            June 30,
                                                                    2000                1999
                                                                    ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              ($ 4,205)           $ 3,283
   Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
       Non-cash stock compensation charges (Note 7)                  8,273                  0
       Non-cash deferred financing fees writeoff (Note 9)            1,437                  0
       Depreciation and amortization of intangibles                  5,078              4,672
       Amortization of deferred financing costs                        718                773
       Amortization of acquired inventory step-up                        0              1,000
       Minority interest in net income (loss) of
        subsidiaries                                                    66               (128)
       Other, net                                                      (34)              (269)
       Changes in operating assets and liabilities                  (3,200)           (10,622)
                                                                   -------            -------
          Net cash provided by (used for)
           operating activities                                      8,133             (1,291)
                                                                   -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of businesses, net of cash acquired                 (8,107)           (28,198)
   Capital expenditures, net                                        (4,053)            (4,912)
   Product lines, patent rights and licenses acquired                 (770)              (267)
                                                                   -------            -------
      Net cash used for investing activities                       (12,930)           (33,377)
                                                                   -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under long-term obligations                           30,937             44,687
   Repayments of long-term obligations                            (100,695)            (3,366)
   Purchase of treasury stock                                         (124)              (120)
   Proceeds from exercise of stock options                           4,354                 13
   Proceeds from sale of common stock, net of expenses             110,293                 42
                                                                   -------            -------
      Net cash provided by investing activities                     44,765             41,256
                                                                   -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (979)            (2,704)
                                                                   -------            -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           38,989              3,884
CASH AND CASH EQUIVALENTS, beginning of period                       7,576              7,929
                                                                   -------            -------
CASH AND CASH EQUIVALENTS, end of period                           $46,465            $11,813
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


Note 1.  Basis of  Presentation and Significant Accounting Policies:
         ----------------------------------------------------------

General -
-------

The accompanying financial statements have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the Company's 1999 Form 10-K. The Company's practices of recognizing assets, liabilities, revenues, expenses and other transactions which impact the accompanying financial information are consistent with such note.

New Accounting Standards -
------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a component of comprehensive income. The effective date of SFAS No. 133 (which was deferred through the issuance of SFAS No. 137 and amended through the issuance of SFAS No. 138) is the Company's calendar year commencing January 1, 2001. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position upon adoption.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition when customer acceptance and installation provisions exist. The Company is required to adopt SAB No. 101, effective January 1, 2000, by December 31, 2000. The Company has not yet quantified the cumulative effect of adopting SAB No. 101, as of January 1, 2000, which could be material to the Company's consolidated operating results or financial position.

Stock Split -
-----------

On March 20, 2000, the Company's Board of Directors approved a 5-for-1 split of the Company's common stock. All share and per share information included in the accompanying condensed consolidated financial statements and notes hereto have been restated to reflect the effect of the split.

Reclassifications -
-----------------

Certain reclassifications have been made to prior period information in order to make it consistent with the current period presentation.


Note 2.  Inventories:
         -----------

Inventories consisted of the following at June 30, 2000, and December 31, 1999 (in thousands):


                                              June 30, 2000    December 31, 1999
                                              -------------    -----------------

     Raw materials and parts                     $20,090            $19,028
     Work in process                               3,852              3,031
     Finished goods                               16,656             17,394
                                                 -------            -------
                                                  40,598             39,453
          Excess and obsolete reserves            (5,451)            (5,262)
                                                 -------            -------
                                                 $35,147            $34,191
                                                 =======            =======


Note 3.  Stockholders' Equity (Deficit):
         ------------------------------

Below is a summary of the changes in selected components of stockholders' equity (deficit) for the six-month period ended June 30, 2000 (dollars in thousands):

                                               Common            Paid-In            Accumulated         Treasury
                                               Stock             Capital              Deficit             Stock
                                               -----             -------            -----------         --------

   Balance, December 31, 1999                  $ 137             $  1,827            ($12,895)          ($96,920)
   Net loss                                        0                    0              (4,205)                 0
   Sale of stock, net                             27              107,877              (3,209)             9,825
   Non-cash stock compensation charges             0                8,273                   0                  0
   Restricted stock forfeitures                    0                  (46)                  0                  0
                                               -----             --------            --------           --------
   Balance, June 30, 2000                      $ 164             $117,931            ($20,309)          ($87,095)
                                               =====             ========            ========           ========

Sale of stock, net includes proceeds from the exercise of stock options as well as sales and purchases of treasury stock. In addition, the effect of the Company's initial public offering (refer to the following paragraph) is reflected in these amounts.

On April 19, 2000, the Company completed the registration for public sale of the Company's common stock (the "Offering"). The Offering raised approximately $110 million, including the over-allotment option, after consideration of expenses of $12 million associated with the Offering.


Note 4.  Acquisitions:
         ------------

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

In April 2000, the Company acquired certain net operating assets, primarily intangibles, of Cambridge Imaging Limited ("CIL"), effective March 31, 2000. The Company paid $1.25 million initially with additional contingent payments, up to $4.0 million, that may be made through April 2005, subject to the operations achieving certain post-acquisition performance levels through calendar year 2004. The assets and technology acquired will be used to develop and manufacture biomedical imaging technology and devices.

The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired has been reflected as goodwill in the accompanying condensed consolidated balance sheets. Net goodwill totals approximately $42.5 million as of June 30, 2000. The goodwill amount includes contingent payments earned through June 30, 2000, and will increase to the extent future contingent payments are earned. The goodwill is being amortized on a straight-line basis over 20 to 40 years from the initial acquisition dates.

The operating results of Tennelec, CCP and CIL have been reflected in the accompanying condensed consolidated statements of income (loss) since their respective dates of acquisition. The following unaudited consolidated information is presented on a pro forma basis, as if the acquisitions had occurred as of the beginning of the periods presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments primarily consist of: addback of nonrecurring charges taken in connection with the acquisitions associated with acquired inventory step-up writeoff, amortization of goodwill associated with the acquisitions, pre-acquisition operating results, adjustments to reflect additional interest expense relating to the financing of the acquisitions, and adjustments to reflect the related income tax effects, if any, of the above. The 1999 results do not eliminate sales and cost of sales of those products that the Company has removed from the market. There are no pro forma adjustments related to CCP or CIL since they are start-up operations.

                                                          For the Three Months             For the Six Months
                                                             Ended June 30,                  Ended June 30,
                                                         2000             1999           2000*            1999
                                                         ----             ----           ----             ----
                                                             (Dollars in thousands, except per share amounts)

   Net sales                                           $ 60,471         $62,475        $122,956         $124,484

   Income from operations                              $  5,689         $ 8,353        $  2,544         $ 16,507

   Net income (loss)                                   $  1,985         $ 2,792       ($  4,205)        $  4,247

   Basic earnings (loss) per share                     $   0.03         $  0.06       ($   0.08)        $   0.09

   *Refer to Notes 7, 8 and 9 for a description of special charges and extraordinary items reflected in the 2000 period presented.


Note 5.  Earnings Per Share:
         ------------------

Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is dilutive. Basic and diluted weighted average shares outstanding during the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                         2000             1999             2000            1999
                                                         ----             ----             ----            ----

   Basic weighted average shares outstanding            58,049           45,751           53,055          45,752

   Dilutive effect of outstanding stock options          3,906            2,123              N/A           2,130
                                                        ------           ------           ------          ------
   Diluted weighted average shares outstanding          61,955           47,874           53,055          47,882
                                                        ======           ======           ======          ======

For the six-month period ended June 30, 2000, 4,277 of common stock equivalents were excluded from diluted weighted average shares outstanding as their effect was anti-dilutive.

Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2000 and 1999, are as follows:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                        June 30,
                                                           2000            1999           2000             1999
                                                           ----            ----           ----             ----
   BASIC -

      Income (loss) before extraordinary items            $0.02           $0.05          ($0.09)          $0.07

      Extraordinary items                                  0.01             0.0            0.01             0.0
                                                          -----           -----           -----           -----
      Net income (loss)                                   $0.03           $0.05          ($0.08)          $0.07
                                                          =====           =====           =====           =====

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                         June 30,
                                                           2000            1999           2000             1999
                                                           ----            ----           ----             ----
   DILUTED -

       Income (loss) before extraordinary items           $0.02           $0.04          ($0.09)          $0.07

       Extraordinary items                                 0.01            0.00            0.01            0.00
                                                          -----           -----           -----           -----
       Net income (loss)                                  $0.03           $0.04          ($0.08)          $0.07
                                                          =====           =====           =====           =====


Note 6.  Segment Information:
         -------------------

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q for a discussion of segment operating performance for the six months ended June 30, 2000. The Company's total assets, by industry segment, as of June 30, 2000 and December 31, 1999, are as follows:


                                        June 30, 2000          December 31, 1999
                                        -------------          -----------------

       Packard                             $111,323                 $112,123

       Canberra                              76,909                   83,986

       Corporate                             41,053                    9,886
                                           --------                 --------
          Total                            $229,285                 $205,995
                                           ========                 ========


Note 7.  Stock Compensation Charges:
         --------------------------

In December 1999, the Company granted certain options to employees which, in accordance with financial reporting guidelines, required the Company to recognize compensation expense over the vesting period of such options. On March 20, 2000, the Company's Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options, making them 100% vested, effective March 17, 2000. This resulted in the recognition of a non-cash compensation charge of $7.3 million during the three months ended March 31, 2000, associated with the options granted in December 1999.

In March 2000, certain members of the Company's management gifted 107,400 shares of their own Company common stock to substantially all of the Company's employees who did not own shares or options to purchase shares of the Company's common stock on the date of the gifting. This resulted in a non-cash compensation charge of $1.0 million during the three months ended March 31, 2000.

Both of the charges discussed above are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).


Note 8.  Restructuring Charge:
         --------------------

The Company has decided to terminate certain product lines and eliminate certain positions and facilities associated with its Harwell Instruments, Ltd. ("Harwell") subsidiary which was acquired in 1999. The estimated costs associated with this restructuring (approximately $2.4 million) have been recorded as a component of cost of goods sold as of June 30, 2000. Included in this amount is $0.8 million of severance and employee-related costs, $1.3 million of facility closing and relocation-related costs, and $0.3 million to dispose of inventory which Harwell will not continue to use or manufacture. Approximately seven employees, consisting of manufacturing, sales, service and administrative positions will be terminated. A nominal amount of severance payments had been made as of June 30, 2000.


Note 9.  Extraordinary Items:
         -------------------

In April 2000, the Company utilized $68.2 million of the proceeds from the Offering (see Note 3) to pay off its remaining term facility ($37.3 million) and the U.S. dollar denominated balance of its revolving credit facility ($30.9 million). In May 2000, the Company repurchased approximately $22.5 million of its senior subordinated notes in the open market. The repurchase resulted in a gain as the senior subordinated notes were repurchased at a discount. The Company also wrote off the remaining unamortized balance of deferred financing fees associated with the term loan as well as that portion applicable to the senior subordinated notes that were repurchased. The gain on the note repurchases  ($2.3 million)  referred to above is reflected as an  extraordinary item in the accompanying condensed consolidated statements of income (loss), net of the extraordinary expense associated with the deferred financing fees writeoff ($1.4 million) and income taxes ($0.3 million).

Note 10.  Subsequent Event:
          ----------------

The Company has retained the services of Robert W. Baird & Co., an investment banking firm, to assist the Company in exploring strategic alternatives for Canberra.

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


OVERVIEW

Packard BioScience Company (the "Company") is a leading global developer, manufacturer and marketer of instruments and related consumables and services for use in the life sciences research and nuclear industries. Packard Instrument is a leader in laboratory automation and has developed scalable platforms built on our worldwide leadership in the manufacturing and marketing of bioanalytical instruments for use in the life sciences research industry. Canberra Industries is a worldwide leader in analytical instruments used to detect, identify, quantify and monitor radioactive materials for the nuclear industry and related markets.

Packard's revenues are derived primarily from sales of instruments and consumables with additional sales from service. While outsourcing and support services continue to be an important part of Packard's revenue stream, the Company is moving towards marketing Packard's instruments as parts of integrated platforms, which the Company expects will generate increasing instrument and consumable sales at higher gross margins than our service business.

Canberra has experienced growth in its base services business resulting from the Company's strategic focus on this area. Like Packard, Canberra is moving towards marketing its instruments as parts of integrated systems. In addition, Canberra is focusing on increasing revenues from emerging applications such as environmental restoration and waste management, environmental monitoring and nuclear weapons stewardship.



RESULTS OF OPERATIONS (dollars in millions)

                                             Three Months Ended                          Six Months Ended
                                                  June 30,                                    June 30,
                                                                 % Inc.                                      % Inc.
                                      2000          1999         (Dec.)           2000          1999         (Dec.)
                                      ----          ----         ------           ----          ----         ------
Total net sales:
   Packard                           $ 38.6        $ 37.3          3.5%          $ 78.5        $ 75.5          3.8%
   Canberra                            21.9          25.2        (13.1%)           44.5          45.7         (2.6%)
                                     ------        ------        ------          ------        ------        ------
                                       60.5          62.5         (3.2%)          123.0         121.2          1.5%
                                     ------        ------        ------          ------        ------        ------
Gross profit:
   Packard                             22.1          19.7         12.2%            44.5          40.6          9.6%
   Canberra                             8.8           9.8        (10.2%)           16.2          18.2        (11.0%)
                                     ------        ------        ------          ------        ------        ------
                                       30.9          29.5          4.7%            60.7          58.8          3.2%
                                     ------        ------        ------          ------        ------        ------
Operating expenses:
   Research and development             9.1           7.5         21.3%            17.6          14.8         18.9%
   Selling, general and
      administrative                   16.1          14.7          9.5%            40.6          29.2         39.0%
                                     ------        ------        ------          ------        ------        ------
Income from operations                  5.7           7.3        (21.9%)            2.5          14.8        (83.1%)
Interest expense, net                  (4.0)         (5.3)       (24.5%)           (9.8)        (10.6)        (7.5%)
Foreign exchange transaction
   gains (losses), net                 (0.1)          1.0           N/A             0.1           0.8           N/A
                                     ------        ------        ------          ------        ------        ------
Income (loss) before income
   taxes, minority interest
   and extraordinary items              1.6           3.0        (46.7%)           (7.2)          5.0           N/A
Provision for (benefit from)
   income taxes                         0.2           0.8        (75.0%)           (2.5)          1.8           N/A
Minority interest in (income)
   loss of subsidiaries                 0.0          (0.1)          N/A            (0.1)          0.1           N/A
                                     ------        ------        ------          ------        ------        ------
Income (loss) before
   extraordinary items                  1.4           2.1        (33.3%)           (4.8)          3.3           N/A
Extraordinary items, net of
   income taxes                         0.6           0.0           N/A             0.6           0.0           N/A
                                     ------        ------        ------          ------        ------        ------
Net income (loss)                    $  2.0        $  2.1         (4.8%)         $ (4.2)       $  3.3           N/A
                                     ======        ======        ======          ======        ======        ======


INITIAL PUBLIC OFFERING

On April 19, 2000, the Company completed the registration of the Company's common stock for public sale (the "Offering"). The Offering raised approximately $110 million, after consideration of the expenses associated with the Offering and the exercise of the underwriters' over-allotment option. The following management's discussion and analysis of the Company's results of operations and financial condition includes a historical discussion covering the reporting periods included within this Form 10-Q as well as a discussion of the use of the proceeds of the Offering and how this is expected to effect the Company's future operating results and financial condition.


RESULTS OF OPERATIONS

Revenues
--------

Overall -

Consolidated net sales decreased 3.2% ($60.5 million versus $62.5 million) and increased 1.5% ($123.0 million versus $121.2 million) during the three months and six months ended June 30, 2000, respectively, as compared to the prior year periods. Major factors causing the fluctuations between the periods were:

a) the three and six month periods of 1999 include approximately $0.8 million and $3.9 million, respectively, of revenues associated with certain Packard product lines that were either sold or terminated in 1999 and, therefore, did not contribute to revenues in the 2000 period;
b) the six months ended June 30, 2000, includes approximately $0.8 million of revenues associated with the Company's 1999 acquisition of Tennelec, Inc. ("Tennelec") that were not present during the first three months of 1999 as Tennelec was acquired effective April 1, 1999; and
c) foreign currency exchange rate fluctuations had an unfavorable effect on 2000 consolidated revenues. Had exchange rates remained the same during the three and six months ended June 30, 2000, as in the comparable 1999 periods, consolidated net sales would have been $1.3 million and $2.8 million higher, respectively.

Excluding the above-mentioned items, consolidated net sales during the three and six months ended June 30, 2000, would have increased 0.2% and 6.5%, respectively, over the comparable 1999 periods. The Company's revenue growth has been attributable primarily to the Packard operating segment.

Packard -

Packard's net sales increased from $37.3 million to $38.6 million during the three months ended June 30, 2000, as compared to the 1999 period, representing a 3.5% increase. During the six months ended June 30, 2000, Packard's net sales increased 3.8%, from $75.5 million to $78.5 million, when compared to the comparable 1999 period. Excluding the effect of product lines sold and terminated, as well as the effect of foreign exchange rate fluctuations, Packard's net sales increased 7.5% and 11.8%, during the three and six months ended June 30, 2000, respectively, as compared to the prior year periods. On a year-to-date basis, Packard's service revenues have increased 10.5%, from $14.5 million in 1999 to $16.0 million in 2000, primarily due to Y2K services which are not expected to continue at the same level over the remainder of 2000. In addition, Packard has experienced strong instrumentation sales growth in some of its major product lines including liquid handling where revenues have increased from $15.9 million during the six months ended June 30, 1999, to $22.3 million during the six months ended June 30, 2000, representing a 40.3% increase.

A portion of the Offering proceeds is being used to increase Packard's spending associated with research and development, new product development, enhancement of existing products and strategic collaborations and acquisitions. The Company has identified several key areas of focus where it has begun to increase spending in order to accelerate development and market introduction. Assuming that Packard is successful in these areas, it is expected that incremental revenues from instruments and consumables will be generated, however, there can be no guarantee that such success and resulting increased revenues will be achieved.

Canberra -

Canberra's net sales decreased from $25.2 million during the three months ended June 30, 1999, to $21.9 million during the three months ended June 30, 2000, representing a 13.1% decrease. On a year-to-date basis, Canberra's net sales have decreased 2.6%, from $45.7 million during the 1999 period to $44.5 million during the 2000 period. The 2000 periods include approximately $0.8 million of incremental revenues associated with the Company's April 1, 1999 acquisition of Tennelec. Excluding the effect of the Tennelec acquisition, as well foreign currency exchange rate fluctuations, Canberra's net sales have decreased 1.6% during the year-to-date 2000 period as compared to the same period in 1999. Canberra has experienced strong growth in its services business, increasing from $12.9 million during the six months ended June 30, 1999, to $14.9 million during the comparable current year period, representing a 14.9% increase. This increase was attributable to Y2K related services, growth in Canberra's core services business and the exploitation of new service opportunities, which generated approximately $0.9 million in revenues during the current year-to-date period. However, Canberra's product sales have decreased particularly in the area of large systems. This has been partially offset by stronger 2000 sales of detector equipment.

In July 2000, Canberra received its largest product order in the history of the Company, consisting of five waste assay systems to be supplied to a Department of Energy ("DOE") facility at a total price of $7.3 million. In addition,
Canberra received a $24.3 million blanket purchase order for waste characterization services to be utilized at DOE facilities over the next five years.

Gross Profit
------------

Overall -

Consolidated gross profit was $30.9 million and $60.7 million during the three and six months ended June 30, 2000, respectively, compared to $29.5 million and $58.8 million during the comparable 1999 periods. Excluding the effect of the Packard sold and terminated product lines, the acquisition of Tennelec (including the writeoff of the stepup in acquired inventory during the 1999 periods totaling $1.0 million), and the $2.4 million Harwell restructuring reserve, the Company's consolidated gross profit increased 6.8% during the 2000 year-to-date period as compared to the 1999 period. The Company intends to terminate certain product lines associated with its Harwell acquisition. Harwell will also eliminate certain positions and facilities in connection with this plan. The estimated cost associated with this restructuring is approximately $2.4 million including severance, facility closing costs and inventory. As a percentage of revenues, the year-to-date 2000 gross profit was 51.3% versus 50.0% in the 1999 period, excluding the effect of items mentioned above. The improvement was primarily attributable to increased, high margin sales by Packard Japan KK ("PJKK"). Gross profit on service revenues increased from $6.5 million during the 1999 year-to-date period to $7.9 million during the comparable 2000 period. Service margins increased during the current year period also, increasing from 23.7% during 1999 to 25.5% in the 2000 period.

Packard -

Packard's gross profit increased from $19.7 million during the three months ended June 30, 1999, to $22.1 million during the comparable current year period, a 12.2% increase. On a year-to-date basis, Packard's gross profit increased from $40.6 million during the 1999 period to $44.5 million during the current year period, representing a 9.6% increase. Excluding sold or terminated product lines from the 1999 periods, Packard's gross margin during the three months and six months ended June 30, 2000, increased 13.3% and 12.7%, respectively, when compared to the prior year periods. The gross margin percentages, excluding sold and terminated product lines, increased from 55.1% during the six months ended June 30, 1999, to 56.7% during the six months ended June 30, 2000. This increase is primarily due to higher margin sales at PJKK and a higher mix of CCS Packard, Inc. ("CCS") product sales.

Canberra -

Canberra's gross profit decreased from $9.8 million during the three months ended June 30, 1999, to $8.8 million during the comparable 2000 period. For the six months ended June 30, Canberra's gross profit decreased from $18.2 million in 1999 to $16.2 million in 2000. Excluding the incremental 2000 revenues and the resulting gross profit associated with the Tennelec acquisition (including the writeoff of the stepup in acquired inventories totaling $1.0 million) and the $2.4 million charge associated with the Harwell restructuring reserve, Canberra's gross profit would have decreased from $19.6 million during the six months ended June 30, 1999, to $18.6 million during the current year period. As a percentage of revenues, Canberra's gross margin has remained relatively consistent between years at approximately 42%.


OPERATING EXPENSES

Research and Development
------------------------

Overall -

Consolidated research and development expenses were $9.1 million and $17.6 million during the three and six months ended June 30, 2000, respectively, as compared to $7.5 million and $14.8 million during the comparable 1999 periods. These represent 21.3% and 18.9% increases over the prior year three and six month periods, respectively. The majority of research and development spending, as well as the current year increase, was by Packard in the areas of new product development and enhancement. The Company is utilizing a portion of the Offering proceeds to increase funding of Packard's research and development programs in order to accelerate the development and market introduction of key products and platforms. In addition, the Company plans to utilize a portion of the proceeds to aggressively pursue strategic collaborations and potential acquisitions. The increased spending during the 2000 periods was a reflection of this strategic initiative in the area of research and development.

Packard -

Packard's research and development spending increased from $5.7 million in the second quarter of 1999 to $7.0 million during the comparable 2000 period, representing a 24.2% increase. On a year-to-date basis, Packard's research and development spending has increased 21.3%, from $10.9 million in 1999 to $13.3 million in 2000. The increased spending is a direct result of the strategic focus described above. Packard intends to continue to spend research and development dollars at an increased level through the remainder of 2000 and beyond.

Canberra -

Canberra's second quarter 2000 research and development expenses were $2.1 million, up 12.5% from the comparable 1999 period of $1.9 million. Year-to-date Canberra research and development spending was $4.3 million, up 11.2% from the prior year-to-date amount of $3.9 million. Canberra's increased research and development spending is on a few discreet projects which are not expected to extend beyond 2001.

Selling, General and Administrative
-----------------------------------

Overall -

Consolidated selling, general and administrative expenses totaled $16.1 million and $40.6 million for the three and six month periods ended June 30, 2000, respectively. This compares to $14.7 million and $29.2 million for the three and six months ended June 30, 1999, respectively. The year-to-date 2000 increase over the comparable 1999 period (39.0%) was primarily due to a $7.3 million compensation charge recorded in the first quarter of 2000 associated with certain stock options granted to employees in December 1999, and a $1.0 million compensation charge associated with stock that Company senior management gifted to certain employees in March 2000. Both of these charges represent non-cash, non-recurring charges to the Company. Excluding these 2000 charges and incremental selling, general and administrative costs associated with the Tennelec acquisition, selling, general and administrative expenses increased 9.1% during the six months ended June 30, 2000, versus the prior-year period, due primarily to additional corporate expenses incurred as a result of the Offering as well as higher goodwill amortization expense resulting from contingent earnout payments made in the first quarter of 2000. However, as a percentage of revenues, such costs were relatively flat at approximately 26%.

Packard -

Packard's selling, general and administrative expenses increased from $9.4 million during the three months ended June 30, 1999, to $11.1 million during the comparable 2000 period. On a year-to-date basis, Packard's selling, general and administrative expenses increased from $18.7 in 1999 to $21.8 million in 2000 (excluding Packard's portion of the compensation charges discussed above), representing a 16.6% increase. As a percentage of revenues, Packard's selling, general and administrative expenses were 27.9% during the six months ended June 30, 2000, as compared to 26.2% during the comparable 1999 period. The increase is a result of additional spending for applications specialists and strengthening the sales and marketing organization.

Canberra -

Canberra's selling, general and administrative expenses were $5.0 million and $10.4 million (excluding Canberra's portion of the compensation changes discussed above as well the incremental costs associated with the Tennelec acquisition) during the three and six months ended June 30, 2000, respectively, compared to $5.3 million and $10.9 million in the comparable 1999 periods. As a percentage of revenues, the expenses were comparable between periods at approximately 23.5%.

Interest Expense, Net
---------------------

Interest expense, net was $4.0 million and $9.8 million during the three and six months ended June 30, 2000, respectively, compared to $5.3 million and $10.6 million during the comparable 1999 periods. The decreased interest expense, net was attributable to lower average borrowings outstanding during each of the 2000 periods, as compared to the 1999 periods, as a result of the Company's repayment of the term loan facility balance ($37.3 million) and a portion of the revolving credit facility ($30.9 million) in April 2000 and the repurchase of $22.5 million of senior subordinated notes in May 2000. In addition, the Company had a higher average invested cash balance during the 2000 periods, generating a higher level of interest income. The debt repayments and invested cash balances were a direct result of the Offering. The above factors, which resulted in reducing interest expense, net, were partially offset by higher average interest rates (approximately 100 to 150 basis points higher) on the Company's variable rate indebtedness during the 2000 periods.

Foreign Currency Transaction Gains (Losses), Net
------------------------------------------------

During the six months ended June 30, 2000, foreign currency transaction gains (losses), net was a net gain of $0.1 million versus a net gain of $0.8 million in the prior year period. The 1999 amount included approximately $1.1 million of gains associated with the Company's conversion of certain euro denominated indebtedness into British pounds sterling. To the extent the Company has loans outstanding at foreign subsidiaries which are denominated in currencies other than such subsidiary's functional currency, resulting gains and losses attributable to foreign currency fluctuations are reflected in the Company's operating results while such loans are outstanding.

Effective Tax Rates
-------------------

The Company's effective tax rate was 35.0% during the six months ended June 30, 2000, compared to 36.7% during the comparable 1999 period. Both periods reflect the effect of nondeductible goodwill. The 2000 period reflects U.S. pre-tax losses resulting from the nonrecurring special compensation charges arising in connection with the Offering, which mitigates the effect of higher overseas tax rates. In addition, the 2000 period reflects increased research and development credits resulting from higher planned research and development spending as a result of the Offering.

Minority Interest in (Income) Loss of Subsidiaries
--------------------------------------------------

Minority interest in (income) loss of subsidiaries generally represents the 45% minority interest in the Company's subsidiary, Mobile Waste Characterization Services, LLC.

Extraordinary Items, Net of Income Taxes
----------------------------------------

As discussed above, during the three months ended June 30, 2000, the Company repaid the outstanding balance on its term loan facility ($37.3 million) and a portion of its revolving credit facility indebtedness ($30.9 million). In addition, the Company repurchased $22.5 million of senior subordinated notes, at a discount from par, during May 2000. The senior subordinated notes repurchase resulted in a pre-tax gain of approximately $2.3 million. This gain was partially offset by the writeoff of unamortized deferred financing costs associated with the repayment of the term loan and the portion of the senior subordinated notes that were repurchased. Such unamortized costs were approximately $1.4 million. The gain, net of the deferred financing fees writeoff and income taxes, is reflected as extraordinary items, net in the accompanying condensed consolidated financial statements.

Net Income (Loss)
-----------------

The Company incurred a net loss of $4.2 million during the six months ended June 30, 2000, compared to net income of $3.3 million in the comparable 1999 period. The 2000 period loss was attributable to the nonrecurring compensation and restructuring charges discussed above, offset partially by the extraordinary items.

LIQUIDITY AND FINANCIAL RESOURCES

The Company's liquidity requirements arise from cash used for operations, including research and development expenditures, payments on outstanding indebtedness and funding of acquisitions and other collaborations. The Company's 2000 and 1999 cash requirements have been met primarily through cash generated from operations and borrowings through the Company's revolving credit facility and overseas bank facilities. In addition, the 2000 period reflects the Company's receipt of net proceeds totaling approximately $110 million from the Offering. Approximately $90.7 million of such proceeds was used to repay the Company's outstanding term loan indebtedness and a portion of the revolving credit facility balance as well as to repurchase a portion of the outstanding senior subordinated notes. The remaining cash is available for the Company's general corporate requirements.

Approximately half of the Company's revenues are generated from foreign sources, most of which are denominated in currencies other than the U.S. dollar. As such, the Company's reported earnings and financial position are affected by changes in foreign currency exchange rates. A strengthening U.S. dollar against the currencies through which the Company conducts its business has had, and may continue to have, a negative impact on U.S. dollar denominated operating results. To manage the exposure of foreign currency exchange rates, the Company employs hedging strategies. The Company purchases various foreign currency forward contracts, at specified levels of coverage, generally for the purpose of hedging firm intercompany inventory purchase commitments.

Net cash generated by operating activities was $7.6 million during the first half of 2000 as compared to $1.3 million of net cash used during the comparable 1999 period. The increase in cash generated by operating activities between the periods presented was primarily a result of strong accounts receivable collection experience in the 2000 period as well as a greater reduction in inventory levels. This increase in operating cash flow was partially offset by a decrease in accounts payables and accrued liabilities.

Net cash used for investing purposes during the six months ended June 30, 2000, consisted primarily of amounts paid to acquire a 51% interest in CCP ($0.5 million) and certain net operating assets of CIL ($1.5 million), as well as the payment of contingent earnouts earned for the period ended December 31, 1999, associated with the Aquila Technologies Group, Inc. ("Aquila") and CCS acquisitions (totaling $6.2 million). In addition, approximately $4.1 million was expended on capital equipment and improvements. During the six months ended June 30, 1999, investing activities consisted of the acquisition of Harwell ($10.0 million), the acquisition of Tennelec ($10.7 million) and the payment of earnouts associated with the Aquila and CCS acquisitions (totaling $7.3 million). In addition, during this period, capital expenditures totaled $4.9 million.

Financing activities during the first half of 2000 consisted primarily of receipt of the net proceeds from the Offering and a use of a substantial portion of such proceeds, combined with available invested cash, to paydown $101 million of indebtedness. Additional borrowings under the Company's revolving credit facility were used to fund the payment of the contingent earnout payments referred to above and the March 2000 semi-annual interest payment ($7.0 million) associated with the Company's outstanding subordinated notes. The borrowings were also utilized to fund operating requirements, as needed. In addition, proceeds from the exercise of stock options totaled $4.4 million during the first half of 2000. During the comparable prior year period, financing activities consisted primarily of borrowings under the revolving credit facility to fund the acquisitions of Harwell and Tennelec as well as to fund contingent earnout payments associated with the Aquila and CCS acquisitions. In addition, borrowings during this period were utilized to make the semi-annual subordinated notes interest payment and to fund operating requirements, as needed.


BACKLOG

As of June 30, 2000 and 1999, the Company's gross third-party order backlog was approximately $47.2 million and $47.8 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service or its services business. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations. Such contracts qualify as foreign currency cash flow hedges under SFAS No. 133 and, as such, require that gains and losses on such contracts be presented as a component of comprehensive income. The effective date of SFAS No. 133 (which was deferred through the issuance of SFAS No. 137 and amended through the issuance of SFAS No. 138) is the Company's calendar year commencing January 1, 2001. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position upon adoption.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition when customer acceptance and installation provisions exist. The Company is required to adopt SAB No. 101, effective January 1, 2000, by December 31, 2000. The Company has not yet quantified the cumulative effect of adopting SAB No. 101, as of January 1, 2000, which could be material to the Company's consolidated operating results or financial position.


SUBSEQUENT EVENT

The Company has retained the services of Robert W. Baird & Co., an investment banking firm, to assist the Company in exploring strategic alternatives for Canberra.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in this area since the filing of the Company's 1999 Form 10-K.

                           PART II. OTHER INFORMATION

                           PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

There has been no significant change in this area since the filing of the Company's Form 10-Q for the quarter ended March 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.           Description
              -----------           -----------
                  27                Financial data schedule pursuant to
                                    Article 5 of Regulation S-X

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on August 7, 2000.


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