Form 10-Q
period 2000-09-30
PACKARD BIOSCIENCE CO
filed 2000-11-14
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ---------- to ----------


                        Commission File Number 333-24001


                           Packard BioScience Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                     06-0676652
------------------------------------------            --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

800 Research Parkway, Meriden, Connecticut                       06450
------------------------------------------            --------------------------
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


Shares of Common Stock Outstanding at November 13, 2000:  66,729,649

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                      INDEX



PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999                            2

           Condensed Consolidated Statements of Income (Loss)for the
           Three and Nine Months ended September 30, 2000 and 1999             3

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999                       4

           Notes to Condensed Consolidated Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         18


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  19

Item 6.    Exhibits and Reports on Form 8-K                                   19






                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 and DECEMBER 31, 1999
                                 (In thousands)

ASSETS                                                                         September 30, 2000        December 31, 1999
---------------------------------------------------------------                ------------------        -----------------
CURRENT ASSETS:
      Cash and cash equivalents                                                     $ 52,828                  $  4,432
      Accounts receivable, net                                                        26,112                    34,163
      Inventories, net                                                                19,075                    18,791
      Deferred income taxes                                                            4,160                     3,695
      Net current assets of discontinued operations (Note 7)                          27,756                    31,382
      Other current assets                                                             3,913                     3,558
                                                                                    --------                  --------
             Total current assets                                                    133,844                    96,021
                                                                                    --------                  --------
PROPERTY, PLANT AND EQUIPMENT, at cost                                                27,332                    24,804
      Less:  Accumulated depreciation                                                (12,851)                  (11,560)
                                                                                    --------                  --------
                                                                                      14,481                    13,244
                                                                                    --------                  --------
OTHER ASSETS:
      Goodwill, net                                                                   20,415                    19,855
      Deferred financing costs, net                                                    4,538                     6,801
      Net noncurrent assets of discontinued operations (Note 7)                       38,404                    36,428
      Other                                                                            9,390                    10,209
                                                                                    --------                  --------
                                                                                      72,747                    73,293
                                                                                    --------                  --------
TOTAL ASSETS                                                                        $221,072                  $182,558
                                                                                    ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------
CURRENT LIABILITIES:
      Notes payable                                                                 $  2,389                  $  2,429
      Current portion of long-term obligations                                         1,302                     1,787
      Accounts payable and accrued liabilities                                        17,775                    42,579
      Deferred income                                                                  9,250                    10,660
                                                                                    --------                  --------
             Total current liabilities                                                30,716                    57,455
                                                                                    --------                  --------
LONG-TERM OBLIGATIONS, net of current portion                                        171,397                   225,710
                                                                                    --------                  --------
DEFERRED INCOME TAXES                                                                  4,493                     4,471
                                                                                    --------                  --------
OTHER NONCURRENT LIABILITIES                                                           2,745                     2,812
                                                                                    --------                  --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
      Common stock                                                                       164                       137
      Paid in capital                                                                117,835                     1,827
      Accumulated deficit                                                            (20,579)                  (12,895)
      Accumulated other comprehensive income
        (cumulative translation adjustment)                                              813                       527
                                                                                    --------                  --------
                                                                                      98,233                   (10,404)
      Less:  Treasury stock, at cost                                                 (86,083)                  (96,920)
             Deferred compensation                                                      (429)                     (566)
                                                                                    --------                  --------
                   Total stockholders' equity (deficit)                               11,721                  (107,890)
                                                                                    --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $221,072                  $182,558
                                                                                    ========                  ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In thousands)


                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                              2000             1999             2000              1999
                                                            -------------------------         --------------------------

NET SALES                                                   $37,030           $36,871         $115,446          $112,360

COST OF SALES                                                16,818            18,946           50,770            53,820
                                                            -------           -------         --------          --------
GROSS PROFIT                                                 20,212            17,925           64,676            58,540

RESEARCH AND DEVELOPMENT EXPENSES                             6,674             5,748           19,950            16,693

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 6)                                          11,962             9,952           39,328            29,357
                                                            -------           -------         --------          --------
INCOME FROM CONTINUING OPERATIONS                             1,576             2,225            5,398            12,490

INTEREST EXPENSE, NET                                        (3,410)           (5,337)         (13,715)          (15,692)

FOREIGN EXCHANGE TRANSACTION GAINS
  (LOSSES), NET                                                 (72)              136               32              (101)
                                                            -------           -------         --------          --------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND EXTRAORDINARY ITEMS                       (1,906)           (2,976)          (8,285)           (3,303)

(PROVISION FOR) BENEFIT FROM INCOME TAXES                       667              (768)           2,900              (842)
                                                            -------           -------         --------          --------
LOSS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS                                        (1,239)           (3,744)          (5,385)           (4,145)

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF PROVISION FOR INCOME TAXES
  (Note 7)                                                    1,582             2,970              954             6,655
                                                            -------           -------         --------          --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                        343              (774)          (4,431)            2,510

EXTRAORDINARY ITEMS, NET OF INCOME TAXES
  (Note 8)                                                     (615)               --              (48)               --
                                                            -------           -------         --------          --------
NET INCOME (LOSS)                                           $  (272)          $  (774)        $ (4,479)         $  2,510
                                                            =======           =======         ========          ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.





                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In thousands)
                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                                   2000                     1999
                                                                                -----------------------------------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
       Net income (loss)                                                        ($  4,479)                $  2,510
       Adjustments to reconcile net income (loss) to loss from
         continuing operations:
           Income from discontinued operations, net                                   954                    6,655
                                                                                 --------                 --------
           Loss from continuing operations                                         (5,433)                  (4,145)
       Adjustments to reconcile loss from continuing operations
         to net cash provided by (used for) operating activities:
           Non-cash stock compensation charges (Note 6)                             4,724                       --
           Non-cash deferred financing fees writeoff (Note 8)                       2,383                       --
           Depreciation and amortization of intangibles                             5,287                    5,045
           Amortization of deferred financing costs                                 1,010                    1,159
           Other, net                                                                  (5)                    (230)
           Changes in operating assets and liabilities                            (15,562)                  (4,920)
                                                                                 --------                 --------
               Net cash used for continuing operations                             (7,596)                  (3,091)
               Net cash provided by (used for) discontinued operations             10,193                   (3,749)
                                                                                 --------                 --------
               Net cash provided by (used for) operating activities                 2,597                   (6,840)
                                                                                 --------                 --------
INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
        Acquisitions of businesses, net of cash acquired                           (6,947)                  (4,546)
        Capital expenditures, net                                                  (4,555)                  (4,422)
        Product lines, patent rights and licenses acquired                           (794)                    (290)
                                                                                 --------                 --------
            Net cash used for continuing operations                               (12,296)                  (9,258)
            Net cash used for discontinued operations                              (3,399)                 (26,885)
                                                                                 --------                 --------
            Net cash used for investing activities                                (15,695)                 (36,143)
                                                                                 --------                 --------
FINANCING ACTIVITIES:
        Borrowings under long-term obligations                                     74,315                   52,342
        Repayments of long-term obligations                                      (125,856)                  (9,666)
        Purchase of treasury stock                                                   (124)                    (120)
        Proceeds from exercise of stock options                                     4,969                       62
        Proceeds from sale of common stock, net of expenses                       110,292                       42
                                                                                 --------                 --------
            Net cash provided by financing activities                              63,596                   42,660
                                                                                 --------                 --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (2,047)                  (1,428)
                                                                                 --------                 --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               48,451                   (1,751)
CASH AND CASH EQUIVALENTS, beginning of period                                      7,576                    7,929
                                                                                 --------                 --------
                                                                                   56,027                    6,178

Cash of discontinued operations                                                    (3,199)                  (2,951)
                                                                                 --------                 --------
CASH AND CASH EQUIVALENTS, end of period                                         $ 52,828                 $  3,227
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


Note 1.  Basis of  Presentation and Significant Accounting Policies:
--------------------------------------------------------------------

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

The Company's condensed consolidated financial statements have been restated to reflect the net assets and operating results of the Canberra operating segment as a discontinued operation (see Note 7). The accompanying notes (except for Note 7) relate only to the Company's continuing operations.

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


Note 2.  Inventories:
---------------------

Inventories consisted of the following at September 30, 2000, and December 31, 1999 (in thousands):

                                                September 30,       December 31,
                                                    2000                2000
                                                ------------        -----------
     Raw materials and parts                      $10,717             $12,094
     Work in process                                  796                 644
     Finished goods                                10,201               9,132
                                                  -------             -------
                                                   21,714              21,870
        Excess and obsolete reserves               (2,639)             (3,262)
                                                  -------             -------
                                                  $19,075             $18,608
                                                  =======             =======


Note 3.  Stockholders' Equity (Deficit):
----------------------------------------


Below is a summary of the changes in selected components of stockholders' equity
(deficit) for the nine-month period ended September 30, 2000 (dollars in thousands):

                                               Common            Paid-In          Accumulated           Treasury
                                               Stock             Capital            Deficit               Stock
                                               ------            --------          ---------            ---------
   Balance, December 31, 1999                  $ 137             $  1,827          ($12,895)            ($96,920)
   Net loss                                       --                   --            (4,479)                  --
   Sale of stock, net                             27              107,781            (3,205)              10,837
   Non-cash stock compensation
      charges                                     --                8,273                --                   --
   Restricted stock forfeitures                   --                  (46)               --                   --
                                               -----             --------           -------              -------
   Balance, September 30, 2000                 $ 164             $117,835          ($20,579)            ($86,083)
                                               =====             ========           =======              =======

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


Note 4.  Acquisitions:
----------------------

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

The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired has been reflected as goodwill in the accompanying condensed consolidated balance sheets. Net goodwill totals approximately $20.4 million as of September 30, 2000. The goodwill amount includes contingent payments earned through September 30, 2000, and will increase to the extent future contingent payments are earned. The goodwill is being amortized on a straight-line basis over 20 to 40 years from the initial acquisition dates.

The pro forma impact of the CCP and CIL acquisitions is immaterial to the Company's historical actual results of operations. Accordingly, no pro forma information is presented.


Note 5.  Earnings Per Share:
----------------------------

Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is dilutive. Basic weighted average shares outstanding during the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                          2000             1999             2000            1999
                                                         ------           ------           ------          ------
    Basic weighted average shares outstanding            62,118           45,762           55,785          45,754
                                                         ======           ======           ======          ======


For all periods presented in the accompanying condensed consolidated statements of income (loss), common stock equivalents were excluded from diluted weighted average shares outstanding as their effect was anti-dilutive in light of the loss from continuing operations. The dilutive effect of outstanding stock options would have been 4,140 and 2,095 during the three-month periods ended September 30, 2000 and 1999, respectively, and 4,405 and 2,116 during the nine-month periods ended September 30, 2000 and 1999, respectively.

Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2000 and 1999, are as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                          2000             1999             2000            1999
                                                         ------           ------           ------          ------
       Loss from continuing operations before
          extraordinary items                            ($0.02)          ($0.08)          ($0.10)         ($0.09)

       Income from discontinued operations, net            0.03             0.06             0.02            0.15

       Extraordinary items, net                           (0.01)              --               --              --
                                                          -----            -----            -----           -----
       Net income (loss)                                  $0.00           ($0.02)          ($0.08)          $0.06
                                                          =====            =====            =====           =====


Note 6.  Stock Compensation Charges:
------------------------------------

In December 1999, the Company granted certain options to employees which, in accordance with financial reporting guidelines, required the Company to recognize compensation expense over the vesting period of such options. On March 20, 2000, the Company's Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options, making them 100% vested, effective March 17, 2000. This resulted in the recognition of a non-cash compensation charge of $4.1 million during the three months ended March 31, 2000, associated with the options granted in December 1999.

In March 2000, certain members of the Company's management gifted shares of their own Company common stock to substantially all of the Company's employees who did not own shares or options to purchase shares of the Company's common stock on the date of the gifting. This resulted in a non-cash compensation charge of $0.6 million during the three months ended March 31, 2000.

Both of the charges discussed above are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).


Note 7.  Discontinued Operations:
---------------------------------

On October 25, 2000, the Company's Board of Directors approved a formal plan to dispose of the Canberra operating segment ("Canberra"). Potential acquirers and bids are currently being evaluated by the Company. The Company expects to complete the sale by the end of the first quarter of 2001.

Amounts previously reported for Canberra have been reclassified and presented as discontinued operations in the accompanying condensed consolidated financial statements. Summary information of the discontinued operations is as follows (in thousands):

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                           2000            1999             2000             1999
                                                         -------         -------          -------          -------
    Net sales                                            $23,278         $27,146          $67,817          $72,838

    Total costs and expenses                             (20,758)        (24,299)         (66,227)         (64,554)

    (Provision for) benefit from income taxes               (938)            123             (636)          (1,629)
                                                         -------         -------          -------          -------
       Income from discontinued operations               $ 1,582         $ 2,970          $   954          $ 6,655
                                                         =======         =======          =======          =======


For purposes of presenting operating results of the Company's continuing operations, all corporate interest expense and interest income has been charged or credited to continuing operations. Corporate interest expense consists of all interest associated with the subordinated notes, term loan facility and revolving credit facility. Corporate interest income represents income earned on corporate invested funds. None of this interest expense or income has been allocated to discontinued operations. Discontinued operations includes interest expense on local borrowings related to the applicable foreign subsidiaries.

Results of discontinued operations for the nine-month period ended September 30, 2000, include charges associated with accelerated option vesting and gifted shares of Company's common stock (see Note 6) totaling $3.5 million, and results of discontinued operations for the nine-month period ended September 30, 1999, include a $1.0 million charge associated with writing off the step-up in inventory acquired in connection with Canberra's April 1, 1999, acquisition of the net operating assets of Tennelec, Inc. Net assets of the discontinued operations consisted of the following (in thousands):


                                       September 30, 2000      December 31, 1999
                                       ------------------      -----------------
     Total current assets                   $46,024                 $51,543
     Total current liabilities               18,268                  20,161
                                            -------                 -------
        Net current assets                  $27,756                 $31,382
                                            =======                 =======

     Total noncurrent assets                $41,839                 $39,703
     Total noncurrent liabilities             3,435                   3,275
                                            -------                 -------
        Net noncurrent liabilities          $38,404                 $36,428
                                            =======                 =======


Note 8.  Extraordinary Items:
-----------------------------

In April 2000, the Company utilized $68.2 million of the proceeds from the Offering (see Note 3) to pay off its remaining term facility ($37.3 million) and the U.S. dollar denominated balance of its revolving credit facility ($30.9 million). In May 2000, the Company repurchased approximately $22.5 million of its senior subordinated notes in the open market at a discount; and in August 2000, the Company amended and restated its revolving credit agreement. Due to the substantial changes to the facility, the amendment was accounted for as an extinquishment.

The senior subordinated notes were repurchased at a discount resulting in a gain of $2.3 million. The Company expensed the remaining unamortized balance of deferred financing fees (totaling $2.4 million) associated with the term loan and original revolving credit agreement, as well as that portion applicable to the senior subordinated notes that were repurchased. The gain, net of the deferred fees write-off, is presented as extraordinary items, net of income taxes, in the accompanying financial statements.


Note 9.  Amended and Restated Credit Agreement:
-----------------------------------------------

In August 2000, the Company amended and restated its revolving credit facility (the "Amended Agreement"). The Amended Agreement increased the amount available under the facility from $75 million to $100 million. In addition, some of the financial covenants were made less restrictive than those of the previous facility. The Amended Agreement resulted in an extraordinary charge (see Note
8).


Note 10.  Subsequent Events:
----------------------------

On October 2, 2000, the Company acquired the net operating assets of GSLI Life Sciences ("GSLI"), a division of GSI Lumonics, Inc. The total amount paid consisted of $40 million in cash and 4.6 million shares of Company common stock valued at $66.2 million. GSLI is a leading provider of imaging equipment for biochip and microarray applications.

The GSLI acquisition will be accounted for using the purchase method. The acquisition will result in a charge in October 2000 totaling $12.1 million to write off the value assigned to acquired in-process research and development which had not yet reached technological feasibility. Goodwill of approximately $90.5 million will be amortized over a 20-year period.

In October 2000, the Company acquired an 8% equity interest in Agencourt Bioscience Corporation, a biotech company focused on providing nucleic acid purification kits and other assays for the genomics and proteomics marketplaces. The Company paid $1.25 million for this equity interest. Agencourt is controlled by three sons of one of the Packard officers.

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

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking" statements. Many factors could cause actual results to differ materially from these estimates. These factors include, but are not limited to, the following:

-    intense competition in the markets we target;
- our ability to successfully introduce new products and platforms, and expand the range of applications for our current products;
-    our  ability  to  effectively   protect  our  intellectual   property  from
     infringement;
-    potential infringement of intellectual property rights of others;
- our customers are primarily from the pharmaceutical and biotechnology industries and are subject to risks faced by those industries;
-    decline  in  the  use  of  processes  and  instruments   that  represent  a
     significant portion of our revenues;
- our ability to maintain and enhance existing collaborative and academic arrangements and to establish additional relationships;
-    our ability to pursue and consummate strategic acquisitions;
-    our dependence on capital spending policies of our customers;
- economic, political and other risks associated with international sales and operations;
- our ability to complete the sale of our Canberra operation in a timely and orderly fashion;
-    our ability to attract and retain key employees; and
- our ability to meet financial expectations of securities analysts and investors.


Overview
--------

Packard BioScience Company ("Packard" or the "Company") and it subsidiaries are leading global developers, manufacturers and marketers of instruments and related consumables and services for use in drug discovery and other life sciences research. The Company is a leader in laboratory automation and has
developed  scalable   platforms  built  on  its  worldwide   leadership  in  the
manufacturing and marketing of bioanalytical instruments for use in the life sciences research industry.

Packard's revenues are derived primarily from sales of instruments and consumables with additional sales from service. The Company is moving towards marketing Packard's instruments as parts of integrated platforms, which the Company expects will generate increasing instrument and consumable sales at higher gross margins than our service business.

The Company is in the process of disposing of its Canberra operating segment which supplies analytical instruments and services to detect, identify and quantify radioactive materials for the nuclear industry and related markets. Refer to discussion on page 14. Unless otherwise indicated, the amounts below relate to the Company's continuing operations and exclude the effect of discontinued operations.




Results of Operations (dollars in millions)
---------------------

                                              Three Months Ended                         Nine Months Ended
                                                September 30,                              September 30,
                                                                  % Inc.                                    % Inc.
                                      2000          1999          (Dec.)         2000          1999          (Dec.)
                                     ------        ------        -------        ------        ------        -------
Total net sales                      $ 37.0        $ 36.9          0.3%         $115.4        $112.4          2.7%
Gross profit                           20.2          17.9         12.8%           64.7          58.5         10.6%
Operating expenses:
   Research and development             6.7           5.7         17.5%           20.0          16.7         19.8%
   Selling, general and
      administrative                   11.9          10.0         19.0%           39.3          29.3         34.1%
                                     ------        ------        ------         ------        ------        ------
Income from continuing
   operations                           1.6           2.2        (27.3%)           5.4          12.5        (56.8%)
Interest expense, net                  (3.4)         (5.3)       (35.8%)         (13.7)        (15.7)       (12.7%)
Foreign exchange transaction
   gains (losses), net                 (0.1)          0.1           N/A            0.0          (0.1)          N/A
                                     ------        ------        ------         ------        ------        ------
Loss from continuing
   operations before income
   taxes and extraordinary
   items                               (1.9)         (3.0)          N/A           (8.3)         (3.3)          N/A
(Provision for) benefit from
   income taxes                         0.7          (0.8)          N/A            2.9          (0.8)          N/A
                                     ------        ------        ------         ------        ------        ------
Loss from continuing
   operations before
   extraordinary items                 (1.2)         (3.8)       (60.5%)          (5.4)         (4.1)        31.7%
Discontinued operations, net            1.5           3.0        (50.0%)           0.9           6.6        (86.4%)
Extraordinary items, nets              (0.6)           --           N/A            0.0            --           N/A
                                     ------        ------        ------         ------        ------        ------
Net income (loss)                    $ (0.3)       $ (0.8)          N/A         $ (4.5)       $  2.5           N/A
                                     ======        ======        ======         ======        ======        ======


Initial Public Offering
-----------------------

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

Revenues
--------

Consolidated net sales were relatively flat ($37.0 million versus $36.9 million) and increased 2.7% ($115.4 million versus $112.4 million) during the three months and nine months ended September 30, 2000, respectively, as compared to the prior year periods. Major factors causing the fluctuations between the periods were:

a) the nine month period of 1999 includes approximately $3.9 million of revenues associated with certain Packard product lines that were either sold or terminated in 1999 and, therefore, did not contribute to revenues in the 2000 period; and
b) foreign currency exchange rate fluctuations had an unfavorable effect on 2000 consolidated revenues. Had exchange rates remained the same during the three and nine months ended September 30, 2000, as in the comparable 1999 periods, consolidated net sales would have been $1.4 million and $3.0 million higher, respectively.

Excluding the above-mentioned items, consolidated net sales during the three and nine months ended September 30, 2000, would have increased 4.2% and 9.2%, respectively, over the comparable 1999 periods. Packard has experienced strong instrumentation sales growth in some of its major product lines including sample preparation and automation where revenues have increased from $24.4 million during the nine months ended September 30, 1999, to $33.0 million during the nine months ended September 30, 2000, representing a 35.1% increase. This growth has been substantially offset by a decline in revenues related to the Company's radioactive-based or legacy products.

A portion of the Offering proceeds is being used to increase Packard's spending associated with research and development, new product development, enhancement of existing products and strategic collaborations and acquisitions. The Company has identified several key areas of focus where it has begun to increase spending in order to accelerate new product development and market introduction. Assuming that Packard is successful in these areas, it is expected that incremental revenues from instruments and consumables will be generated, however, there can be no guarantee that such success and resulting increased revenues will be achieved.

Gross Profit
------------

Consolidated gross profit was $20.2 million and $64.7 million during the three and nine months ended September 30, 2000, respectively, compared to $17.9 million and $58.5 million during the comparable 1999 periods. Excluding the effect of the sold and terminated product lines, the Company's consolidated gross profit increased 12.7% during the 2000 year-to-date period as compared to the 1999 period. As a percentage of revenues, the year-to-date 2000 gross profit was 56.0% versus 52.9% in the 1999 period, excluding the effect of the item mentioned above. The improvement was primarily attributable to increased, high margin sales by Packard Japan KK ("PJKK") and a higher mix of CCS Packard, Inc. ("CCS") product sales. Service margins increased during the current year period also, increasing from 22.1% during the 1999 year-to-date period to 24.6% in the 2000 period.

Operating Expenses
------------------

Research and Development -

Consolidated research and development expenses were $6.7 million and $20.0 million during the three and nine months ended September 30, 2000, respectively, as compared to $5.7 million and $16.7 million during the comparable 1999 periods. These represent 17.5% and 19.8% increases over the prior year three and nine month periods, respectively. The majority of research and development spending, as well as the current year increase, was in the areas of new product development and enhancement. The Company is utilizing a portion of the Offering proceeds to increase funding of Packard's research and development programs in order to accelerate the development and market introduction of key products and platforms. The increased spending during the 2000 periods was a reflection of this strategic initiative in the area of research and development.

Selling, General and Administrative -

Consolidated selling, general and administrative expenses totaled $11.9 million and $39.3 million for the three and nine month periods ended September 30, 2000, respectively. This compares to $10.0 million and $29.3 million for the three and nine months ended September 30, 1999, respectively. The year-to-date 2000 increase over the comparable 1999 period (33.7%) was primarily due to a $4.1 million compensation charge recorded in the first quarter of 2000 associated with certain stock options granted to employees in December 1999, and a $0.6 million compensation charge associated with stock that Company senior management gifted to certain employees in March 2000. Both of these charges represent non-cash, non-recurring charges to the Company. Excluding these non-recurring charges, selling, general and administrative expenses increased 17.7% during the nine months ended September 30, 2000, versus the prior-year period, due primarily to additional corporate expenses incurred as a result of the Offering as well as higher goodwill amortization expense resulting from contingent earnout payments made in the first quarter of 2000. In addition, the increase is a result of additional spending for applications specialists and strengthening of the sales and marketing organization. Continuing operations for all periods presented includes the costs Packard will incur as a result of Canberra no longer absorbing certain corporate overhead costs.

Interest Expense, Net
---------------------

Interest expense, net was $3.4 million and $13.7 million during the three and nine months ended September 30, 2000, respectively, compared to $5.3 million and $15.7 million during the comparable 1999 periods. The decreased interest expense, net was attributable to lower average borrowings outstanding during each of the 2000 periods, as compared to the 1999 periods, as a result of the Company's repayment of the term loan facility balance ($37.3 million) and a portion of the revolving credit facility ($30.9 million) in April 2000 and the repurchase of $22.5 million of senior subordinated notes in May 2000. In addition, the Company had a higher average invested cash balance during the 2000 periods, generating a higher level of interest income. The debt repayments and invested cash balances were a direct result of the Offering. The above factors, which resulted in reducing interest expense, net, were partially offset by higher average interest rates (approximately 100 to 150 basis points higher) on the Company's variable rate indebtedness during the 2000 periods.

For purposes of presenting operating results of the Company's continuing operations, all corporate interest expense and interest income has been charged or credited to continuing operations. Corporate interest expense consists of all interest associated with the subordinated notes, term loan facility and revolving credit facility. Corporate interest income represents income earned on corporate invested funds. None of this interest expense or income has been allocated to discontinued operations.

Foreign Currency Transaction Gains (Losses), Net
------------------------------------------------

During the nine months ended September 30, 2000, foreign currency transaction losses, net was $0.1 million. Such gains and losses are primarily the result of transactions conducted by the Company's foreign subsidiaries that are denominated in currencies other than the subsidiaries' respective functional currencies.

Effective Tax Rates
-------------------

The  Company's  effective  tax rate was  35.0%  during  the  nine  months  ended
September 30, 2000, compared to 25.5% (representing a provision on a pre-tax loss) during the comparable 1999 period. Both periods reflect the effect of nondeductible goodwill. The 1999 effective tax rate reflects the provision of additional valuation reserves on foreign tax credit carryforwards in light of the uncertainty as to their ultimate realizability.

Discontinued Operations, Net of Income Taxes
--------------------------------------------

On October 25, 2000, the Company's Board of Directors approved a formal plan to dispose of the Canberra operating segment ("Canberra") by way of a sale. Potential acquirers and bids are currently being evaluated by the Company. The Company expects to complete the sale by the end of the first quarter of 2001.

Amounts previously reported for Canberra have been reclassified and presented as discontinued operations in the accompanying condensed consolidated financial statements. Summary information of the discontinued operations is as follows:


                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                           2000            1999             2000             1999
                                                         -------         -------          -------          -------
    Net Sales                                            $23,278         $27,146          $67,817          $72,838

    Total costs and expenses                              20,758          24,299           66,227           64,554

    (Provision for) benefit from income taxes               (938)            123             (636)          (1,629)
                                                         -------         -------          -------          -------
       Income from discontinued operations               $ 1,582         $ 2,970          $   954          $ 6,655
                                                         =======         =======          =======          =======

Discontinued operations for the nine-month period ended September 30, 2000, include charges associated with accelerated option vesting and gifted shares of Company's common stock (see Note 6 to the accompanying condensed consolidated financial statements) totaling $3.5 million. The nine-month period ended September 30, 1999, included a $1.0 million charge associated with the write-off of the step-up in inventory acquired in connection with the Company's April 1, 1999, acquisition of the net operating assets of Tennelec, Inc.

Extraordinary Items, Net of Income Taxes
----------------------------------------

During 2000, the Company repaid the outstanding balance on its term loan facility ($37.3 million) and a portion of its revolving credit facility indebtedness ($30.9 million). In addition, the Company repurchased $22.5 million of senior subordinated notes, at a discount from par, during May 2000 and amended and restated its revolving credit facility in August 2000. The senior subordinated notes repurchase resulted in a pre-tax gain of approximately $2.3 million. This gain was offset by the writeoff of unamortized deferred financing costs associated with the repayment of the term loan and the portion of the senior subordinated notes that were repurchased and the original revolving credit facility. The gain, net of the deferred financing fees writeoff and income taxes, is reflected as extraordinary items, net in the accompanying condensed consolidated financial statements.

Net Income (Loss)
-----------------

The Company incurred a net loss of $4.5 million during the nine months ended September 30, 2000, compared to net income of $2.5 million in the comparable 1999 period. The 2000 period loss was attributable primarily to the nonrecurring compensation charges discussed above and the fact that all corporate interest expense is allocated to continuing operations, as discussed above.

Liquidity and Financial Resources
---------------------------------

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

Net cash used by continuing operating activities was $7.7 million during the first nine months of 2000 as compared to $3.6 million of net cash used during the comparable 1999 period. The increase in cash used by operating activities between the periods presented is primarily the result of a greater reduction in trade accounts payable and accruals during the current year period.

Net cash used for continuing investing purposes during the nine months ended September 30, 2000, consisted primarily of amounts paid to acquire a 51% interest in Carl Consumable Products, LLC ($0.5 million) and certain net operating assets of Cambridge Imaging Limited ($1.5 million), as well as the payment of contingent earnouts earned for the period ended December 31, 1999, associated with the CCS acquisition (totaling $5.0 million). In addition, approximately $4.6 million was expended on capital equipment and improvements. During the nine months ended September 30, 1999, investing activities consisted primarily of payment of earnouts associated with the CCS acquisition. In addition, during this period, capital expenditures totaled $4.4 million.

The Company expects to generate a significant amount of cash in connection with the sale of the Canberra operating segment. The Company is considering its options as to the use of the expected proceeds. The Company will repay the amounts outstanding under its amended and restated credit agreement or will be restricted as to the use of the that same level of funds.

Financing activities during the first nine months of 2000 consisted primarily of receipt of the net proceeds from the Offering and a use of a substantial portion of such proceeds, combined with available invested cash, to paydown $101 million of indebtedness. Additional borrowings under the Company's revolving credit facility were used to fund the payment of the contingent earnout payments referred to above and the March 2000 semi-annual interest payment ($7.0 million) associated with the Company's outstanding subordinated notes. The borrowings were also utilized to fund operating requirements, as needed. In addition, proceeds from the exercise of stock options totaled $5.0 million during the first nine months of 2000. During the comparable prior year period, financing activities consisted primarily of borrowings under the revolving credit facility to fund contingent earnout payments associated with the CCS acquisition. In addition, borrowings during this period were utilized to make the semi-annual subordinated notes interest payment and to fund operating requirements, as needed.

The Amended and Restated Credit Agreement (the "Agreement") increases the Company's revolver from $75 million to $100 million. The Agreement provides for a reduction in the revolver in the event of a sale of Canberra based upon a stipulated formula.

Backlog
-------

As of September 30, 2000 and 1999, the Company's net third-party order backlog was approximately $29.9 million and $22.2 million, respectively. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

New Accounting Standards
------------------------

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

Subsequent Events
-----------------

Effective October 1, 2000, the Company acquired the net operating assets of GSLI Life Sciences ("GSLI"), a division of GSI Lumonics, Inc. The total amount paid consisted of $40 million in cash and 4.6 million shares of Company common stock. GSLI is a leading provider of imaging equipment for biochip and microarray applications.

The GSLI acquisition will be accounted for using the purchase method. The acquisition will result in a charge in October 2000 totaling $12.1 million (before the related income tax benefit) to write off the value assigned to acquired in-process research and development which had not yet reached technological feasibility.

In October 2000, the Company acquired an 8% equity stake in Agencourt Bioscience Corporation, a biotech company focused on providing nucleic acid purification kits and other assays for the genomics and proteomics marketplaces. The Company paid $1.25 million for this equity stake. The Company paid $1.25 million for this equity interest. Agencourt is controlled by three sons of one of the Packard officers.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in this area since the filing of the Company's 1999 Form 10-K.

                           PART II. OTHER INFORMATION

                           PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

There has been no significant change in this area since the filing of the Company's Form 10-Q for the quarter ended June 30, 2000.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.          Description
              -----------          -----------
                  27               Financial data schedule pursuant to Article 5
                                   of Regulation S-X

         (b)  Reports on Form 8-K:

              A report on Form 8-K dated October 13, 2000 was filed on October 13, 2000.

              A report on Form 8-K/A dated October 13, 2000 was filed on November 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on November 14, 2000.

                                            PACKARD BIOSCIENCE COMPANY


                                            By:              /s/ Emery G. Olcott
                                            ------------------------------------
                                                                 Emery G. Olcott
                                                       Chairman of the Board and
                                                         Chief Executive Officer


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