Form 10-K405
period 2000-12-31
PACKARD BIOSCIENCE CO
filed 2001-04-02
CIK 1035975

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

                  For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-24001

                           Packard BioScience Company
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                    06-0676652
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

800 Research Parkway, Meriden, Connecticut                  06450
------------------------------------------               ----------
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: 203-238-2351

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
       None
-------------------                    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.002 per share
--------------------------------------------------------------------------------
(Title of Class)

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

Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 16, 2001: $196,596,701.

As of March 16, 2001, there were 67,928,179 shares of the registrant's common stock outstanding.

Documents incorporated by reference in this report:  None.

                                     PART I

ITEM 1: BUSINESS

      Packard BioScience Company (the "Company" or "Packard") is a leading global developer, manufacturer and marketer of instruments and related consumables and services for use in drug discovery and other life sciences research. We are primarily focused on the rapidly growing areas of drug screening, functional genomics and proteomics. Our broad technology portfolio and our experience working in more than 60 countries with market-leading customers have allowed us to establish a worldwide leadership position in many of our primary product categories, including bioanalytical instrumentation, liquid handling and sample preparation robotics and integrated screening systems for drug discovery. In addition, we have developed advanced technologies for biochips and microarrays, which are chips containing dense grids of genes or proteins for simultaneous analysis, through substantial investments in research and development and intellectual property, as well as through acquisitions and strategic alliances. Our products are intended to meet the rapidly growing experimentation needs of a diverse customer base, including pharmaceutical, biotechnology, agricultural and diagnostics companies, as well as academic institutions and government agencies. For the year ended December 31, 2000, we generated revenues of $165.4 million.

      We own approximately 65 U.S. and foreign patents and have over 40 patent applications pending in the United States and abroad. Our rich portfolio of proprietary technologies is embodied in our products, consumables and services. According to a recent independent market study, we provide the broadest range of products and services to the pharmaceutical drug screening industry. Our primary products include:

      o     automated liquid handling and sample preparation systems;

      o     microwell plate readers and plate imaging systems;

      o     drug screening and detection reagents;

      o     biochip systems and related microarray analysis software; and

      o     bioanalytical scintillation instruments, our "legacy products".

      Unless the context otherwise indicates, all references herein to "we," "us" and "our" are to the Company.

Recent Developments

      In October 2000, we completed the acquisition of the life sciences division of GSI Lumonics, Inc. for approximately $40 million in cash and approximately 4.5 million shares of our common stock. The business we acquired generated revenues of approximately $16 million for the year ended December 31, 2000, and is now a part of our subsidiary Packard BioChip Technologies, LLC, an entity formed to consolidate our various technologies in the area of biochips. Packard BioChip Technologies is a leading provider of imaging equipment and software for biochip and microarray applications.

      In February 2001, we completed the sale of our Canberra Industries division, a manufacturer of analytical instruments and systems used to detect, identify, quantify and monitor radioactive materials for the nuclear industry and related markets, to COGEMA, S.A., a France-based industrial group with worldwide operations in the nuclear energy sector, for $170 million. We believe the sale of Canberra will allow us to further focus and build on our global presence in the life sciences research industry, and to continue our accelerated research and development efforts with a significantly strengthened balance sheet.

Our History

      We were founded in 1965 by Emery G. Olcott, our current Chairman and Chief Executive Officer, under the name Canberra Industries, for the purpose of manufacturing nuclear instrument modules. The sale of these electronic devices, which are used to detect and measure the energy of radioactive materials, laid the business foundation for our Canberra division to become a global leader in the areas of radiation exposure measurement of humans, neutron counting, nuclear safeguards and high-purity germanium detectors. Through the purchase of Packard Instrument Company from United Technologies Corporation in 1986, we diversified our product portfolio into bioanalytical instruments and biochemicals and supplies for the life sciences research industry. In March 1997, we completed a recapitalization transaction as a result of which Stonington Capital Appreciation 1994 Fund, L.P. acquired approximately 69% of our common stock, and changed our name to Packard BioScience Company. During 1998, we acquired Carl Creative Systems, Inc., currently known as CCS Packard, Inc., and BioSignal, Inc., currently known as BioSignal Packard, Inc. CCS Packard is a developer, manufacturer and distributor of high throughput liquid handling systems used in the life sciences research, in-vitro diagnostics and pharmaceutical drug discovery industries. BioSignal Packard is a developer and supplier of cloned drug targets and assay reagents used in pharmaceutical and biotechnology research, and provides screening services to drug discovery companies. In March 2000, we acquired a 51% interest in Carl Consumable Products, LLC, a designer and manufacturer of disposable pipette tips for liquid dispensing robots used to automate drug discovery and genomics research. In April 2000, we complemented our drug screening platform by adding fiber-optic imaging technology through the acquisition of certain assets and technologies from Cambridge Imaging Limited.

Industry Overview - Life Sciences Research and Drug Discovery

      The life sciences research industry is undergoing fundamental change and growth resulting principally from the rapid growth in gene discovery and the increasing demand for greater efficiency in the drug discovery process. Based on industry experts' forecasts, we estimate that in the year 2001 the life sciences research industry will invest more than $80 billion in basic life sciences research and drug discovery and development, approximately $4.6 billion of which will be in the areas we serve with our platforms, products and services. Traditionally, chemists laboriously synthesized new compounds with potential therapeutic activity one at a time or painstakingly isolated them from natural sources. Today, combinatorial chemistry techniques, or the large scale production of new chemicals by reacting a set of materials in all possible combinations, are used to greatly increase the supply and diversity of such compounds. Libraries of hundreds of thousands, or even millions, of compounds are now available for testing in biological assays against disease targets.

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

      The following discussion describes the process of drug discovery:

      Genomics

Structural Genomics

      Interest in understanding the relationships between genes and diseases has generated a worldwide effort to identify the structure and sequence of the genes of many organisms, including the approximately 3 billion DNA base pairs, or the letters of DNA coding in the human genome, comprising the approximately 30,000 to 40,000 genes within the human genome. Known as the Human Genome Project, this project is expected to identify most of the human genes within the next couple of years. While the portfolio of existing drugs is believed to act only on approximately 500 gene products or targets, scientists believe that from 5,000 to 10,000 gene products represent the majority of the important drug targets from which therapeutic products may be developed. In addition to human-related genomics, the sequencing of the genome of disease-causing organisms is producing numerous potential targets for drugs to treat infectious diseases.

Functional Genomics

      We anticipate that, once researchers identify the sequence and structure of a gene, the identification and validation of new drug targets will require an understanding of the specific function and role of that specific gene in diseases. This effort will require many years of additional research and large-scale bioanalytical experimentation with millions of samples. Single nucleotide polymorphism, or SNP, genotyping and gene expression analysis, described below, are considered essential techniques to determine the function and association of genes with specific diseases.

      Single Nucleotide Polymorphism (SNP) Genotyping. SNP genotyping is the process of analyzing locations within a genome where variations in a gene sequence, or genetic polymorphisms, are known to exist. Genetic polymorphisms may play a role in an individual's susceptibility to disease and response to drugs. SNPs are the most common type of genetic variation. There are an estimated 3 to 10 million SNPs in the human genome, and efforts are under way by various public groups, such as the SNP Consortium, and numerous individual companies, to identify these millions of human SNPs.

      The identification of a SNP does not indicate whether or how it may relate to human health. To relate SNPs to disease or drug response, SNPs must be measured, or typed, in hundreds of thousands of people and correlated with clinical data describing the health of those individuals. These studies will require hundreds of millions of measurements. As more and more SNPs are identified, a new market is quickly emerging for high throughput detection of SNP genotypes. A portion of the need for this high throughput will be created in the clinical trials and commercialization stages through pharmacogenomics, which is an approach to drug development that utilizes genotypic information to develop highly specific drugs.

      Gene Expression Analysis. Gene expression is the process by which a gene's coded information is ultimately translated into the production of proteins within a cell. While all cells contain the full set of genomic DNA, different cells express different sets of genes depending on cell type and environmental conditions. Certain diseases also arise from the over or under expression of genes. Gene expression levels are measured by detecting differences in the patterns of messenger RNA, or mRNA, which are molecules copied from a DNA sequence that are used by cells to initiate the production of proteins, mRNA serves as a template for the production of proteins. A primary application of this process is differential gene expression analysis, where researchers compare the genes expressed in healthy and diseased samples to identify specific genes involved in a particular disease process. Another common application involves measuring a change in expression of certain genes when researchers add drug candidates to cells.

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

      Proteomics

Protein Function

      Instead of analyzing a gene or its mRNA, proteomic research studies the function of genes by direct analysis of the gene product, or protein. A "proteome" is defined as the complete set of proteins present in a given tissue, cell or biological system at a given time. It is in essence the protein complement of the genome. A systematic analysis of the protein profiles of healthy and diseased tissue may identify disease-specific proteins. Initially, proteomics will complement functional genomics for the identification and validation of targets. Once sets of candidate proteins believed to be associated with certain diseases have been identified and characterized, high throughput technologies will be required to determine the effect of drug candidates on protein function or to perform clinical studies and diagnostic analyses.

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

      Combinatorial Chemistry

      Over decades, chemists in major pharmaceutical and chemical companies built up libraries of hundreds of thousands of compounds. These compounds were usually obtained by chemical synthesis one at a time or, alternatively, by isolation from natural sources. During the last few years, however, many corporate and academic groups have developed combinatorial chemistry techniques to greatly increase the supply and diversity of small molecules for screening. As a result, most companies now have access to millions of compounds to be tested against established or new targets and yield potential lead compounds for the development of new medicines. These vast numbers of compounds, combined with the explosion in new targets, present a substantial challenge to the drug discovery process and create a need for faster and more cost-efficient screening.

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

Our Technology Portfolio

      We have developed and continue to develop a broad portfolio of technologies, products and services to support the drug discovery industry and to address current shortcomings in most stages of the drug discovery process. We believe that, in order to support more efficient drug discovery, industrialized platforms that optimize the use of technology components are required. Please refer to "Intellectual Property" for more information regarding licenses relating to these products.

      Proprietary Assay Reagents and Drug Screening Technologies

      We have internally developed or exclusively licensed a broad range of proprietary assay technologies, which we believe exhibit significant advantages over existing high throughput assays in terms of sensitivity, miniaturization capability and versatility. Because these are "one-step" or homogeneous assays, which do not require additional separation or washing steps, they enable high throughput analysis and fully automated screening. In addition, our assay portfolio covers a wide range of both biochemical and cell-based assays, and can be used against most major classes of drug targets in most therapeutic areas. Our assay portfolio consists of:

      o AlphaScreen. Amplified Luminescent Proximity Homogeneous Assay, or ALPHA, is a homogeneous assay technology for biochemical and molecular assays exclusively licensed from Dade Behring, Inc. As a result of its signal amplification characteristics, ALPHA has superior sensitivity enabling ease of use, throughputs of greater than 250,000 samples per day and excellent miniaturization capabilities. Without the need to increase reagent concentrations, ALPHA offers the sensitivity of heterogeneous assays in a homogeneous format, and enables assay miniaturization to very small volumes. We released ALPHA to the market in late 1999 under the trade name AlphaScreen. We expect this technology to find widespread acceptance for a wide range of drug discovery assays. In addition, AlphaScreen can be configured to run two tests within one assay, which makes it particularly useful for ultra-high throughput genomics applications, such as SNP detection;

      o BRET2(TM). We consider Bioluminescence Resonance Energy Transfer, or BRET, a breakthrough luminescent assay technology for proteomic studies in live mammalian cells. We released this new technology to the market in August 2000 under the trade name BRET2(TM). This technology allows the study of protein-to-protein interactions in live cell assays. For example, BRET2 enables the analysis of a new class of drug targets identified by the Human Genome Project, so-called orphan receptors targets, which are unknown receptor molecules on the surface of a cell that may interact with certain drug compounds. The fundamental technology is licensed exclusively from Vanderbilt University.

      o LucLite. In 1996, we introduced, under the trade name LucLite, a glow-type luminescent substrate which are reagents that emit light where certain genes are present in a cell. For the first time LucLite enabled ultra-high throughput screening of gene expressions in cells. Today, we estimate that LucLite reagents have been used to screen over 60 million compounds worldwide;

      o FlashPlate. FlashPlate scintillation proximity assay technology, which is a process of converting radioisotopic activiy into light when two molecules interact, was introduced in the early 1990's for homogeneous radioisotopic applications. Despite the trend away from the use of radioisotopes, we believe that radioisotopic assays will remain useful for a significant percentage of drug discovery assays because it is possible to label a compound with a radioisotope without altering its chemical structure. We currently distribute FlashPlates through PerkinElmer's life sciences division, under an exclusive license agreement;

      o Rapid expression and target validation. We hold various exclusive and non-exclusive licenses to gene expression technologies, including a range of expression systems. These technologies, combined with gene cloning expertise and state-of-the-art cell culture facilities, enable rapid genetic engineering of cells expressing new protein targets for target validation by pharmacological analysis; and

      o Assay development and screening services. We have extensive experience in the purification of a wide range of proteins, including the purification of proteins by working them with engineered genetic "tags." To facilitate rapid assay development for high throughput screening, we also maintain a portfolio of proprietary assays for receptors, reporter genes, and biochemical and cell-based assays.

      Proprietary Assay Formats and Consumables

      Today, the large majority of high throughput assays are conducted in standardized plastic plates having 96 small reservoirs, or "wells," to facilitate parallel experimentation. Driven by higher throughput needs, parallel processing requirements and cost constraints, the industry is rapidly moving towards miniaturized assay formats which include high-density microwell plates, containing 384 and 1536 wells, and biochip/microarray formats. We believe that we are one of few companies that will be able to offer both of these assay formats and provide compatible high throughput assay platforms. These capabilities will give our customers a migration path to miniaturized assays as applications emerge.

      o Microwell plates. We have built a reputation as a specialty microwell plate supplier for high throughput assays in the drug discovery market. We have proprietary plates for cell-based assays, filtration assays and scintillation proximity assays in both 96- and 384-well formats. In addition, we are working closely with other manufacturers to develop 1536-well microwell plates suited for conducting the miniaturized assays enabled by our new ALPHA screen and BRET assay technologies.

      o 3D HydroGel microarray chips. We have a co-exclusive license pursuant to which each of Motorola, Inc. and ourselves, has a right to commercialize the biochip technology developed at Argonne National Laboratory. Consisting of a thin hydrogel film on a glass substrate, our HydroGel chips provide a three-dimensional substrate for the immobilization of nucleic acids and proteins in microarray formats with densities of thousands of elements per square centimeter. Microarrays can be produced in two formats, at the bottom of the wells of microwell plates, so-called microarray plates, or on standard format glass microscope slides, so-called biochips. Because the HydroGel provides an aqueous microenvironment for biological reactions, we believe our 3D HydroGel chips are suited for the production of both DNA-chips and protein-chips.

      o Pipetting tips. Pipetting tips are disposable tips used on the dispensing heads of our automatic liquid handling robots. The quality and consistency in performance of these tips define to a large degree the precision and accuracy of dispensing. To ensure this quality and consistency, we have developed our own tip molding facility and have patented a unique tip design. We believe that the ability to match the quality of the disposable tips to the capabilities of the liquid handling equipment gives us a competitive advantage, especially when dispensing very small volumes of liquids.

      Proprietary Liquid Handling and Robotic Systems

      We have internally developed a number of products to automate sample preparation and to process samples with industrial-strength robotic systems. Our liquid handling systems and robotics portfolio includes:

      o MultiPROBE liquid handlers. These robotic systems allow researchers to automatically process samples using a wide variety of sample and reagent containers at a throughput and capacity far beyond those achievable with manual pipetting. Key features of the MultiPROBE systems are their ability to computer control innumerable liquid handling processes performed in laboratories, such that virtually any routine sample preparation process can be automated. MultiPROBE can process samples with up to eight tips simultaneously, and offers the capability to both automatically adapt tip spacing to accommodate various containers and interchange disposable and fixed pipetting tips without user intervention. In addition, MultiPROBE can be equipped with a robotic gripper system, designed to move common labware within the workspace of the MultiPROBE. Introduced in January 2001 under the Talon trade name, this system provides unattended automation for many labor-intensive sample preparation routines.

      o PlateTrak robotics. These industrial-strength microwell plate and liquid handling robotics use linear bi-directional conveyor belts to process samples at very high throughputs. The combination of various process modules, such as 96- and 384-tip liquid dispensing, washing, filtration, sealing, barcode reading and plate stacker modules, permits the automation of virtually any high throughput sample preparation protocol in 96-, 384- and 1536-well microwell plates. In addition, a "pick-and-place" robotic arm allows the system to support peripheral devices such as incubators, thermal cyclers and microwell plate readers in the automation process. The recent launch of our ImageTrak fiber-optic imager further expands the applications of the PlateTrak robotics platform to automated ultra-high throughput drug screening. In addition, the introduction of our GenomeTrak and DNATrak systems allow high throughput DNA extraction and preparation for genomic applications.

      Proprietary Microwell Plate Reader and Imaging Technologies

      We have developed a portfolio of ultra-high throughput detection techniques to integrate our assay technologies with our robotics platforms. Among the products incorporating these techniques are:

      o Microwell plate readers. Microwell plate readers are bioanalytical devices designed to measure sample activity in the wells of a microwell plate. Our microwell plate readers use various proprietary optical detection technologies to analyze samples from absorbance, scintillation, luminescence, fluorescence, time-resolved fluorescence, AlphaScreen and BRET2 assays. Single-photon counting electronics are combined with parallel detection optics to meet ultra-high throughput needs. We believe that our Fusion universal microwell plate reader, which was launched in June 2000, is the only microwell plate reader capable of measuring samples in virtually any microwell plate assay format, using all detection techniques mentioned above.

      o ImageTrak fiber-optic imagers. Fiber-optic imagers are bioanalytical devices designed to obtain images and analyze the activity of samples in various sample formats. In January 2001, we launched our ImageTrak fiber-optic imager. This system uses highly-sensitive "charge coupled devices," or CCD, coupled to the sample through fiber optics to obtain images of samples in a wide variety of microwell plates, including 96-, 384- and 1536-well microwell plates. Our patented fiber-optic imaging technology avoids the use of lenses to project images of samples onto the CCD detection device. This results in better light gathering efficiencies, higher measurement throughputs and more accurate and quantitative analytical data for both fluorescent and luminescent assays. In addition, ImageTrak permits the simultaneous injection and reading of all samples in a microwell plate, enabling the study of the immediate effect of drug candidates on disease targets in live cells.

      Proprietary Biochip Systems and Related Microarray Analysis Software

      Both through internal development and acquisitions we have assembled a portfolio of proprietary products and technologies for the production and analysis of samples on biochips and microarrays:

      o Inkjet printing robotics. This proprietary liquid handling technology utilizes piezoelectric actuators to "squeeze" glass tips in order to dispense pre-determined numbers of picoliter size droplets at high frequency on the solid surface of a biochip or microarray. This "drop-on-demand" or "inkjet printing" technology enables the tips to dispense volumes ranging from 300 picoliters to several nanoliters with great precision and accuracy. Several patented techniques are being used to implement banks of inkjet printing tips on micro-precision robots able to routinely aspirate, transfer and dispense minute quantities of samples and reagents from standard labware to miniaturized devices such as microarray plates and biochips. Commercialized under the trade name BioChip Arrayer, this technology enables industrial scale production of high-quality gene and protein chips.

      o SpotArray. SpotArray was developed as an economical alternative to our inkjet printing technology. It is a pin tool printer designed for printing microarrays in academic and research settings. SpotArray features a small footprint for space-constrained laboratories and incorporates features including an integrated enclosure, humidity control, and a barcode reader. SpotArray features intuitive, integrated software for array design and spotter operation, and hardware sensors are integrated with the software operation to prevent operation errors. Advanced motion control, replaceable spotting pins, and a pin washer provide fast, reliable operation for small-scale microarray production.

      o ScanArray laser scanners. Our ScanArray scanners use patented confocal optics and up to five laser wavelengths to provide both sensitivity and versatility for the imaging and analysis of microarrays and biochips. These proprietary capabilities allow users to extend their experiments to a wide variety of microarray applications, including SNP detection, gene expression analysis and protein chip studies. A patented barcode reader option and a biochip autoloader permit hands-off imaging and analysis of up to 20 microarrays.

      o QuantArray analysis software. Our QuantArray analysis software enables researchers to easily and accurately visualize and quantify gene expression data. Developed for Windows NT, QuantArray provides automated analysis of two, three, four and five color microarray images without the need to manually draw grids. Furthermore, when used in conjunction with our ScanArray systems, QuantArray provides one-step, automatic scanning and quantification before exporting data to bioinformatics software packages. QuantArray's real-time image display allows the user to view microarray experimental results in seconds.

      o ArrayInformatics. Our ArrayInformatics software is one of the first commercial products to incorporate microarray process information, microarray spot data, and data visualization into one integrated product. Users can store and analyze five channels of microarray spot data and graphically visualize an audit trail of data transformations. ArrayInformatics is designed to facilitate data collection from all our biochip products including QuantArray, ScanArray, and SpotArray. In addition, data can be imported from other third-party bioinformatics products.

Our Industrialized Platforms and Solutions

      According to a recent independent market research study, we provide the broadest range of products and services to the pharmaceutical drug screening industry. Whereas many technology companies offer a solution for one or more individual components of the broader drug discovery process, we are integrating numerous proven technologies into our product offerings so that the entire process can operate with greater efficiency. Our approach is aimed at integrating our technologies, using modular, scalable, integrated platforms that are suitable for high throughput industrial applications, while keeping our individual components and products sufficiently flexible and convenient for smaller scale academic research.

      Our integrated platforms are designed to support the industrialization of drug discovery by bringing the benefits of miniaturization, integration and automation to high throughput applications such as drug screening, SNP detection, gene expression and protein function analysis. Today, we believe we provide the most comprehensive integrated solutions for drug screening applications that allow our customers to increase speed, reduce cost, improve data accuracy and enhance productivity. We intend to build upon our drug screening foundation to expand the application scope of our platforms to the growing large-scale experimentation needs of the functional genomics and proteomics fields.

      The primary features of our integrated system are:

      o Miniaturization. Unlike other microfluidic formats, such as lab-on-a-chip technologies, our devices use a practical miniaturization approach based on the standardized footprint of microwell plates and microscope slides. This allows us to maintain compatibility with most laboratory equipment. Our small volume pipetting tips currently can handle microliter volumes accurately in high-density microwell plates, and we believe they will be able to dispense sub-microliter volumes by the end of 2001. Our inkjet printing technology can accurately miniaturize liquid handling procedures to sub-nanoliter volumes. This enables assay miniaturization beyond the current capabilities of other liquid handling technologies. In combination with high-precision robotics, our inkjet printing technology enables the production of high quality microarrays on microscope slides or biochips, and on the bottom of microwell plates.

      o Automation. Our PlateTrak microwell plate and liquid handling robots were the first to use bi-directional conveyor belts to process samples at very high throughput. The recent addition of integrated incubation and imaging makes this system the first to integrate assay assembly, incubation and detection in one space-saving analytical configuration. Complete experiments for both biochemical and live cell screening assays, as well as for high throughput genomics assays such as DNA extraction and SNP detection, can be automated using these platforms. Depending on the assay, the PlateTrak robotic system will process and analyze samples in standard microwell and high-density microwell plates. For lower throughput microwell plate applications, our new Talon integrated MultiPROBE robotics platform provides similar functionality to the PlateTrak platform, while for microarray applications, our patented ScanArray system with barcode reader and automatic biochip loader enables the automation of gene and protein chip analysis.

      o Ultra-High Throughput. By integrating our Fusion multi-mode microwell plate reader or ImageTrak fiber-optic imaging detector with our PlateTrak's bi-directional robotic system, analytical throughputs can now match the proven high-speed sample preparation capabilities of the robotics system. Through this automated process line approach for sample preparation, liquid handling, incubation and detection, throughputs of hundreds of thousands of samples per day can be achieved for a wide range of microwell plate assays. A similar integrated approach combining the ScanArray with QuantArray and ArrayInformatics addresses the needs of high throughput microarray analysis and data interpretation.

      The advantages of our current industrial-strength platforms and those under development are listed in the following table:

       Feature                    Enabling Technologies                                  Benefits
       -------                    ---------------------                                  --------
Automation                   PlateTrak robotic system                  High throughput drug screening and DNA preparation
                             MultiPROBE/Talon liquid handling          Flexible automation of most sample preparation
                                                                       procedures
                             Inkjet printing of biochips/microarrays   High quality production of gene and protein chips

Miniaturization              AlphaScreen assays                        Compound and target savings in drug screening
                             Low-volume dispensing in 384- and         Reduction of assay volumes
                             1536-well microwell plates
                             AlphaGenomics assay                       Cost effective and accurate SNP detection


Ultra-high throughput        Fusion multi-mode plate reader            High throughput analysis of biochemical and SNP
                                                                       assays
                             ImageTrak plate imager                    Cell-based drug discovery
                             ScanArray biochip imager                  Automatic analysis of gene and protein chips

      For over five years, we have installed elements of our systems at substantially all of the 50 largest pharmaceutical companies and at many renowned academic institutions worldwide. Leading companies have purchased hundreds of our microwell plate readers and numerous liquid handling robots and use our products and services to streamline their drug discovery process. We have installed over 350 microarray scanning and production systems.

      Industrialized Drug Screening Platform

      Our industrialized drug screening platform allows assay development and high throughput screening facilities to transition from conventional microwell plates, to high-density microwell plates, and ultimately to microarray plates. Our platform builds upon PlateTrak "assembly-line" technology for high throughput automation and dispensing, ultra-sensitive AlphaScreen and BRET^2 screening technologies for miniaturization of both biochemical and cell-based assays, and integrated microwell plate readers and imagers for ultra-high throughput analysis. With the recent introduction of the ImageTrak system, we believe we now offer the most advanced technology for cell-based assays based upon our multi-tip liquid dispensing technology with multi-fiber optics imaging for simultaneous injection of compounds and measurement of their instantaneous response on live intact cells. Simultaneous data from all wells will provide enhanced information on drug lead affinity, efficacy and function from a single assay, thereby helping to identify drug candidate failures early in the process.

         Our customers apply our industrialized drug screening platform to improve the efficiency of the three screening stages of the drug discovery process: assay development, screening and lead optimization. These stages include many standardized, repetitive tasks and our platform brings process automation, high throughput analysis and assay miniaturization to these phases to improve the productivity of the drug screening operation. Our platform is designed as a modular assembly of screening components to process and test hundreds of thousands of compounds in small volume assays in an automated fashion. We provide both the assay reagents and consumables, or assay formats, to efficiently convert targets into assays. Our automation equipment and liquid handling robotics automatically process these assays in microwell plates, and our microwell plate readers and imagers, or detectors, can screen hundreds of thousands of compounds each day and analyze their effect on assay targets to discover new drug leads. The following are the various elements of the platform:

      o Automation. We believe our PlateTrak robotic system can automate the sample preparation of virtually any high throughput screening protocol using a modular conveyor approach that combines automated microwell plate processing robotics with proprietary 96- and 384-tip liquid dispensing modules. Today, assays can be conducted in 96-, 384- and 1536-well microwell plates at ultra-high throughputs. For lower throughput applications, such as assay development, secondary screening, lead follow-up and ADME/Tox studies, our Talon integrated MultiPROBE platform provides automation of the sample preparation steps of virtually any assay procedure.

      o Assays. Automated high throughput preparative tools are compatible with conventional scintillation proximity assays for biochemical interaction measurements, as well as with our LucLite reagents for cell-based reporter gene assays, or assays that allow the measurement of the function of an unknown gene by coupling it to a gene with a known function. The introduction of our AlphaScreen and BRET2 assay technologies is expected to provide enhanced performance for most drug screening applications. AlphaScreen, launched in late 1999, is an enabling technology for scaling down high throughput screening assays into 1536-well microwell plates, and BRET2, launched in August 2000, extends the applications of our platforms to functional genomics and proteomic assays in live cells. In addition, by integrating our ImageTrak fiber-optic imaging technology onto the platform, we are expanding our automated assay processing to enable the kinetic measurements of compound-target interactions by measuring luminescence and fluorescence signals in live cell assays, and we believe we will be able to measure proximity assays, such as Scintillation Proximity Assay, or SPA, which are radioisotopic assays that emit light when two specific molecules interact.

      o Detection. The integration of our TopCount and Fusion microwell plate readers results in high throughput screening platforms with superior performance for scintillation, luminescence, fluorescence, AlphaScreen and BRET2 assays. Our microwell plate reader products are highly sensitive, high throughput detection systems, capable of performing low-volume assays in small-volume 384- and 1536-well microwell plates. Throughputs of 50,000 to over 250,000 samples per day can be achieved per instrument for BRET2 and AlphaScreen, respectively. In addition, with the introduction of multi-technology detection on the Fusion universal microwell plate reader for assay development and high throughput screening, and the ImageTrak for ultra-high throughput cell-based and biochemical screening applications, we believe that our drug screening platform will keep its competitive edge over other automated screening systems.

      Industrialized Functional Genomics Platform

      We are extending the applications of our industrialized high throughput drug screening platform to functional genomics applications. The systems we have developed for the MIT Center for Genome Research are evidence of the fact that our industrial strength process-line automation systems are very well suited for DNA sample preparation for high throughput genomics applications. In addition, our proven AlphaScreen platform is being adapted to enable reliable and economical high throughput SNP genotyping in microwell plate formats. This platform, which is being commercialized under the trade name AlphaGenomics, will be suited for screening of SNP candidates in a great number of individuals to confirm disease association, and to conduct large-scale pharmacogenomics studies. For other large-scale functional genomics applications, such as gene expression profiling, it is beneficial to study the effects of experiments on many genes simultaneously. This parallel approach of examining genes is powerful since subtle patterns can often be revealed. The biochip or microarray is one of the very few assay formats that can carry out such highly parallel analysis. To address this fast emerging market, we have designed proprietary BioChip Arrayer production tools using patented inkjet printing technology to manufacture high-quality microarrays, and through the acquisition of the life sciences division of GSI Lumonics, Inc. in October 2000, according to independent research reports, we have become the leading provider of microarray imaging and software analysis tools.

      Our integrated functional genomics platform will integrate miniaturization, parallellization, and automation for all steps involved in DNA-based testing, ranging from sample preparation to analytical procedures and data management.

      By adapting our drug screening platform to specific functional genomics requirements, we can improve efficiency in three additional stages of the drug discovery process: the functional genomics, early ADME/Tox and clinical trial phases. Because of the recent discovery of many new genes, automation will be required to associate genetic variation and function with disease, and to speed the identification of new targets in the functional genomics process. For example, our high throughput platform can be applied to the Early ADME/Tox phase, enabling the study of which genes react to drug candidates, thus speeding up the identification of valid drug leads in the Early ADME/Tox phase. Moreover, it is anticipated that the application of this platform to clinical trials for high-throughput SNP genotyping will enhance the selection of commercially viable drugs. Our industrialized functional genomics platform will address these needs with automated systems and reagents for high throughput DNA extraction and purification, microwell plates, microarrays and consumables, or assay reagents and formats, to enable the analysis of gene expression and genotyping, or assays, and high throughput microwell plate reader and microarray imaging systems, or detectors. Below are the various elements of the platform:

      o DNA Preparation Automation. By taking full advantage of the flexibility and plate processing capabilities of the PlateTrak and MultiPROBE/Talon robotic platforms, complex molecular biology sample preparation procedures, such as DNA/RNA extraction, purification and amplification, can be automated at medium to very high throughput. For instance, the innovative combination of the Agencourt DNA preparation chemistry with our MiniTrak and PlateTrak sample processing robots has resulted in the recent launch of our DNATrak and GenomeTrak platforms. These fully automated systems are able to process from 7,500 to 25,000 DNA preps per day, which we believe to be the highest throughput systems for nucleic acid purification, at a cost per DNA preparation of two to five times lower than the price of current leading chemistries. To achieve this performance and economy, we automated a patented procedure known as a Solid-Phase Reversible Immobilization, or SPRI, developed at the Whitehead Institute. The technology has been proven at various high throughput genome centers, including those at the Whitehead Institute, Washington University and Baylor College of Medicine. Overall, this procedure is fast, simple and highly automatable, and the samples from the SPRI procedure generate high quality data, allowing us to offer enhanced productivity solutions for DNA sequencing, the identification of SNPs, or a front-end for our biochip platform.

      o AlphaGenomics. The AlphaScreen technology, initially developed for miniaturized high throughput screening in microwell plates with up to 1536 wells, has been adapted for reliable and economic SNP genotyping applications. By combining the simple mix-and-measure assay format of the ALPHA detection technology with polymerase chain reaction, or PCR, for DNA amplification, a single step SNP genotyping method has been developed, called AlphaGenomics. This assay offers numerous procedural advantages over many other SNP genotyping techniques that typically rely on a multistep process based on PCR followed by additional steps for SNP detection. AlphaScreen enables single-step amplification and detection in closed sample containers such as sealed microwell plates. In addition to facilitating automation, this feature reduces potential lab contamination, which is a major problem with open container DNA amplification systems such as PCR. This ability to avoid cross-contamination also reduces potential false positive results, giving the system the reliability required for industrial-strength genotyping. Other SNP detection methods have been developed that reduce sample processing to a single step. However, these methods may necessitate the design of costly fluorescence-labeled DNA probes specific for the detection of each SNP. In contrast, AlphaScreen uses two inexpensive universal probes, and the reactions are run in generic PCR amplification machines, followed by reading on a standard microwell plate reader such as our Fusion system. We believe that through the use of these low-cost universal probes and the ability to miniaturize the AlphaGenomics assay in standard equipment using small-volume 384-well microwell plates, and possibly 1536-well microwell plates in the future, the cost per SNP analysis can be reduced to levels below that of most current, often laborious and difficult to automate, techniques. In addition, a dual color AlphaGenomics method has been developed, enabling the discrimination of two SNPs in a single well. Since at least one color must be detected, two color reactions have their inherent internal quality control as well, and the extreme sensitivity of the ALPHA labels allows the use of very little genomic DNA per assay, making the method suitable for large-scale studies where samples are to be analyzed for large numbers of SNPs. Although this high throughput SNP detection platform is still under development, most of its critical components and processes have been proven at various customer and collaborator sites, and a SNP scoring success rate of 99% has been demonstrated. Therefore, we believe that by building upon the industrial strength of our high throughput AlphaScreen platform, AlphaGenomics can bring the benefits of proven automation technology and economical analysis to SNP detection.

      o Biochips and Microarray Products. The biochip or microarray is one of very few assay formats that can analyze multiple genes simultaneously, as is needed to meet the demands of the high growth in the amount of genetic information available, and to convert raw genetic data into medically valuable information. It is part of an integrated system that begins with the deposition of synthetic DNA or gene replica, referred to as the probe, on the surface of a flat substrate, referred to as a chip. Sample DNA, the target, is prepared independently and applied to the biochip for hybridization. After hybridization between complementary DNA sequences in the sample target and the probe DNA immobilized on the chip, the hybridization signals are detected and analyzed. Through internal research and development, we have designed BioChip Arrayer production tools based on our patented inkjet printing technology, and through the acquisition of the life sciences division of GSI Lumonics, Inc., according to independent research reports, we have become the leading provider of microarray imaging and software analysis tools. To focus our commercialization efforts on this fast growing emerging market, we have created Packard BioChip Technologies, LLC. This subsidiary will continue to develop the components of our biochip platform with the aim of offering our customers a range of instrumentation and software that spans the entire microarray process, from production, to analysis, to data interpretation. Our strategy is to commercialize our own portfolio of microarray products in conjunction with technology transfer and licensing agreements to address the market potential for functional genomics applications in a wide range of industries. We believe we are well positioned to achieve this goal because we have a spectrum of printing technologies, including the SpotArray for small-scale research applications and the BioChip Arrayer for industrial-scale microarray production, complemented by a broad product line of ScanArray microarray scanners, and QuantArray and ArrayInformatics software.

      Industrialized Proteomics Platform

      Proteomics, a relatively new field in drug discovery and life sciences research, has recently grown in prominence. It is widely believed that proteomics will have an impact on medicine and the biotechnology and pharmaceutical industries comparable in importance to that of the Human Genome Project. While the Human Genome Project has almost finished deciphering the entire sequence of human DNA, it has not yet identified the role of millions of human proteins. Identifying those proteins that are the most promising targets for a new generation of drugs remains a monumental task, and will require the systematic characterization of protein profiles, in both healthy and diseased tissues. In general, proteomics research can be divided into two categories: the first aims to identify genome-wide alterations in the quantity and quality of unknown proteins; the second aims to profile a limited number of well-characterized proteins in normal and diseased states. Both methods require large-scale parallel analysis of proteins. The first method, protein identification, generally involves the separation of protein sample components using a gel, followed by removal of the separated sample components from the gel and robotic handling and preparation of the sample for analysis with mass spectrometry, an analytical method that uses the weight of molecules to measure unknown samples. The second method, protein profiling between healthy individuals and patients, requires novel tools, for example, in the form of protein chips, which operate much in the same manner as DNA chips or gene chips analyzing differences in gene expression.

      Proteomics is expected to have an impact on many phases of the drug discovery process. For instance, in the protein function phase, our sample preparation systems and protein chip technologies will assist in the identification and selection of new protein targets. In addition, we believe that virtually all phases of the drug discovery process, including drug screening and ADME/Tox studies, will derive efficiency gains from the use of protein chips because they enable multiplex assays, or the simultaneous analysis of multiple targets against a single compound. Moreover, the applications potential will extend beyond drug discovery into the clinical trials and drug commercialization phases, such as the use of protein chips in diagnostic tests and personalized medicine. Our industrialized proteomics platform is comprised of various products, including tools for the production of biochips with proprietary printing technologies and instruments for the detection and analysis of microarrays, such as laser scanning imaging systems and data analysis software. Assays and various biochip and microarray assay formats are under development to address needs in the various phases of the process.

      o Protein chips. The major advantages of our patented inkjet printing robots for protein chip production are the high quality and precision of the microarrays, and the flexibility to dispense proteins on both porous and non-porous substrates and in various formats. Competing arraying technologies use pin tools to dispense samples by touching a non-porous chip substrate. Dispensing accuracy is affected by the quality of the pin and the proximity of the pin to the substrate, and precision varies because of non-uniformity of the substrate or surface variability between substrates. In addition, the steel pins used to array nucleic acids may not be appropriate for proteins.

            We can produce biochips using either a customer's substrate, or our own proprietary HydroGel substrate. HydroGels provide a three-dimensional structure enabling biomolecular interactions to occur in an aqueous microenvironment. We believe that this aqueous microenvironment is critical to maintain full functional activity of the proteins on the surface of a chip. Samples are drawn from source vessels such as microwell plates and arrayed on biochip substrates by dispensing 300 picoliter droplets of probe material. Our first generation product, the BioChip

      Arrayer I, designed for low throughput research applications, features four piezo-tip dispensers. Our high throughput BioChip Arrayer II, which we expect to start delivering in mid-2001, features eight piezo-tips, upgradable to 48 tips, and is capable of in-motion microarraying for industrial-scale production of ten to hundreds of thousands of biochips per year. Rather than dispensing and immobilizing probes on a single surface, as is the case with the conventional biochips, HydroGels can capture probes in thousands of multiple layers, which will significantly increase probe concentration. We believe that non-contact inkjet printing of proteins on HydroGel chips will enable the production of protein chips with functionally active proteins at high throughput. These features make HydroGel chips well suited for both genomics and proteomics applications.

            We can produce chips in two formats. The biochip slide format makes the chip compatible with incubation and washing equipment commonly available in the lab. This format is very well suited for medium to high density microarrays, and for low to medium throughput applications, such as target identification and validation, molecular toxicology studies, assay development or academic research, and may also be very suitable for diagnostics applications. For applications that require screening of a large number of samples, we plan to develop and produce microarray plates by depositing microarrays on the bottom of the wells of a 96-well microwell plate. We intend to develop low density arrays of antibodies for use as drug discovery tools, for example in ADME/TOX applications. In addition, we plan to transfer our BioChip Arrayer production tools and best production practices to customers in exchange for technology transfer and licensing fees. We believe this will give us a competitive advantage because it will enable our customers to use their own substrates as well as our proprietary HydroGels, while giving them the flexibility to quickly adapt their arrays to a broad range of applications. We currently have an agreement to provide HydroGel chips to Oxford GlycoSciences plc for pharmaceutical discovery applications, and plan to work with more partners who possess content or assay reagents, enabling us to make value-added biochips available to the market.

            For protein chip imaging and analysis, we offer our ScanArray laser scanner and QuantArray software as market leading microarray imaging and analysis tools. The flexibility provided by the ScanArray to analyze microarrays with up to five laser wavelengths and the high detection sensitivity of our proprietary optics are particularly beneficial for protein chip analysis. Antibody and protein arrays require high detection sensitivities, and the wavelength flexibility enables the optimization of assays using a broad range of fluorescent labels. Our ScanArray product line covers broad application needs with products ranging from low cost, low throughput scanners to fully automated systems with barcode reading and automatic microarray loading. Due to the quantity and complexity of the experimental results, microarray data handling and management is expected to become the next hurdle in biochip processing. The integration of our QuantArray software with our scanners constitutes the foundation for further development of ArrayInformatics, an integrated data management and bioinformatics software package, which we believe will enable us to offer our customers a complete microarray production, sample preparation and analysis solution.

      o Peptide Mass Fingerprinting. Peptide mass fingerprinting is a widely used technique to identify proteins based upon their mass using mass spectrometry. Proteins are separated by one- or two-dimensional electrophoresis, stained, excised from the gel and spotted onto a matrix which facilitates identification by MALDI-TOF. Currently, protein processing for peptide mass fingerprinting after the removal from the gel is the bottleneck for accelerating MALDI-TOF analysis of proteins separated by gel electrophoresis. All liquid handling steps are done manually with associated time constraints and errors due to repetitious manual manipulation of reagents and buffers. To solve this critical bottleneck, we have customized our MultiPROBE robotic liquid handling system for use by suppliers of mass spectrometry systems. The MultiPROBE MassPrep handles all liquid handling and temperature controlled steps post gel separation to enable automated, unattended operation, including the addition of the MALDI matrix and spotting prior to mass spectrometry analysis. The MultiPROBE MassPrep enables 300 proteins per day to be processed, thus matching the throughput of the mass spectrometry system.

Products and Services

      Increasingly, we are combining several of our products to create reliable, high volume automation platforms to support more efficient drug screening, functional genomics and proteomics analysis. We continue to offer our products in separate modules and components and also provide drug screening and detection reagents, supplies used with our instruments and platforms, as well as related service and support. More recently, we have also been providing outsourcing services to the pharmaceutical and genomics industries. Our products and services consist of the following categories:

      Automated Liquid Handling and Sample Preparation Systems

      Our automated liquid handling and sample preparation systems can be classified in two product categories: MultiPROBE systems for low to medium throughput applications, using flexible format pipetting robotics that handle a wide variety of labware formats and sample containers, and PlateTrak systems for high to ultra-high throughput liquid and sample handling applications of microwell plates.

      The MultiPROBE II is our second generation of flexible liquid handling robots. Because MultiPROBE can computer control a large variety of liquid handling processes, using a simple "drag and drop" Windows NT software application, most liquid handling routines for drug screening, functional genomics and proteomics can be automated with this product. In August 2000, we introduced the MultiPROBE II HT, the high throughput version of MultiPROBE, which has the ability to pipette liquids with eight tips simultaneously. This product offers the same functionality and flexibility of its lower throughput predecessor. Among its distinctive features are the capability to automatically adapt tip spacing to the format of the various laboratory containers and sample vessels that may be used in an assay, and to automatically interchange disposable and fixed pipetting tips at any point in the sample preparation process. The functionality of this product was further enhanced with a robotic gripper arm, designed to move a variety of common labware on the workspace of the MultiPROBE. This product, called the Talon Integration Platform, was introduced in January 2001 and enables unattended automation for popular applications such as DNA purification and solid-phase extraction. In addition, Talon can be used to integrate the automatic liquid handling capabilities of MultiPROBE with approved off-the-shelf equipment such as microwell plate readers, labware mixers and microwell plate washers to provide total application solutions.

      Our PlateTrak laboratory automation systems feature high throughput automatic microwell plate processing robotic technology combined with proprietary 96-tip and 384-tip liquid dispensing modules, and a variety of other sample processing and liquid handling modules. PlateTrak is a scalable modular system, using a conveyor belt approach to move sample plates from one process module to the next. It can be customized to meet the various high throughput and sample throughput needs of our customers in the high throughput screening and genetic analysis markets. The liquid handling and plate processing capabilities of these industrial-strength robotic systems are compatible with 96-, 384- and 1536-well microwell plates. Through the addition in 1999 of a robotic arm, the automation capabilities of our PlateTrak system have been further extended to include a wide variety of peripheral laboratory equipment and instrumentation. This capability enables full industrial-scale automation of complex drug screening and genomic sample preparation procedures. For instance, the DNATrak and GenomeTrak systems provide high to ultra-high throughput solutions for DNA preparation, while the ImageTrak enables total assay automation of proximity, luminescence and fluorescence assays.

      Sales of this product group accounted for approximately $47 million, or 28%, of our consolidated revenues for the year ended December 31, 2000, $36 million, or 23%, for the year ended December 31, 1999, and $26 million, or 18%, for the year ended December 31, 1998.

      Microwell Plate Readers and Imaging Systems

      Our TopCount microwell plate reader was the first high throughput scintillation and luminescence instrument used to screen compounds in drug discovery. Its lower throughput configurations also found widespread use in molecular and cellular biology applications and in immunology and biomedical research. We entered the microwell plate reader market in the early 1990's through the introduction of several new products for absorbance, luminescence and fluorescence detection. Building on the increasing success of luminescence applications for TopCount, we became one of the largest suppliers of microwell plate readers. In 1997, we introduced our Discovery microwell plate reader, a proprietary instrument that uses time-resolved fluorescence for detection, and is compatible with homogeneous fluorescent high throughput screening assays, and at the end of 1999, we introduced our AlphaQuest reader, which is designed for ultra-high throughput drug candidate screening using AlphaScreen assays. In June 2000, we introduced our Fusion universal microwell plate reader. This product is suited for both low and high throughput applications, and can measure samples in any microwell plate format, ranging from 6-well to 1536-well microwell plates. Most significantly, Fusion is able to measure samples using all established non-isotopic labeling techniques such as absorbance, luminescence, fluorescence, time-resolved fluorescence, as well as our new AlphaScreen and BRET2 screening technologies. This unique capability makes Fusion well suited both for the development of new drug discovery assays and for the screening of drug candidates using these assays.

      In January 2001, we introduced our ImageTrak imaging microwell plate readers. These fiber-optic based imagers can be integrated with our PlateTrak robotic systems to form an autonomous ultra-high throughput drug screening platform, with sample throughputs in excess of 250,000 samples per day. The ImageTrak can be configured for established fluorescence and luminescence applications and we believe it is well suited for scintillation proximity assays. In addition, by combining the multi-tip injection capabilities of PlateTrak with the multi-well detection of our fiber-optic imaging system, ImageTrak can be used to study the response of live cells to drug candidates. This expands the application of our drug screening platform to primary screening of live cells as well as secondary screening and follow-up of drug leads. The latter application is made possible by real-time monitoring of the response of live cells to the addition of drug candidates and leads.

      Drug Screening and Detection Reagents and Supplies

      Our detection reagents and supplies are laboratory consumables used for the operation of bioanalytical instruments sold by our competitors and us. Detection reagents principally include light-emitting scintillation cocktails, or reagents that convert radioisotopic sample activity to light, used in conjunction with our bioanalytical scintillation instruments. Today, we are a leading manufacturer for scintillation cocktails and supplies, such as vials and microwell plates.

      In addition, we have developed an extensive portfolio of non-isotopic drug screening and detection reagents. In early 1996, we introduced our first drug screening reagent, the LucLite luminescence reagent for high throughput reporter gene analysis. Also in 1996, we introduced HTRF reagents for the high throughput detection of biochemical interaction assays. As part of our strategic focus on non-isotopic drug screening technologies, in 1998 we acquired BioSignal, Inc., now BioSignal Packard, Inc. The core competencies in the field of gene cloning, genetic engineering of live cells and expression and production of proteins that we acquired through BioSignal Packard allowed us to expand our product offerings to include SignalScreen protein targets and assays, and to support our drug screening customers with assay development services. These capabilities enabled us to successfully introduce in 2000 new generation drug screening technologies including AlphaScreen for ultra-high throughput drug screening and miniaturization of biochemical assays, and BRET2 for high throughput analysis of protein-to-protein interaction and orphan receptor assays in live cells.

      Biochip Systems and Related Analysis Software

      In 1999, we introduced the first version of our inkjet printing robotic system for the manufacturing of biochips and microarrays. This system, called the BioChip Arrayer I, was designed for low throughput, low density research applications. Our primary objective was to evaluate and validate our inkjet printing technology for various microarray applications at customer sites and with potential partners. With the feedback from many of these sites, we have developed the BioChip Arrayer II, which we expect to start delivering in mid-2001. This product features eight piezo-tips, upgradable to 48 tips, and is capable of in-motion inkjet printing of microarrays, enabling industrial-scale production of ten to hundreds of thousands of biochips per year. We plan to offer this system to end-users for the production of biochips for internal research use only, and to third party producers of biochips in exchange for technology transfers and licensing fees, as well as royalties on the resale price of the chips and arrays.

      In October 2000, through the acquisition of the life sciences division of GSI Lumonics, Inc., we acquired the ScanArray biochip imaging products. The ScanArray is the market leading three- and four-color microarray laser scanner that enables researchers to conduct multiple and more complex microarray experiments simultaneously. In addition, the ScanArray product features unique automation capabilities, including a proprietary bar code reader and automated slide loaders that allow users to run up to 20 microarrays unattended. The ScanArray enjoys strong brand name recognition with installations at over 350 academic, biotechnology and pharmaceutical customers worldwide. According to an independent third party research study, the ScanArray technology, which is protected by four patents, is the established leader in the fast growing area of laser scanning for biochip and microarray analysis.

      QuantArray Analysis Software

      QuantArray is a powerful microarray analysis software that enables researchers to easily and accurately visualize and analyze gene expression data. Developed for Windows NT, QuantArray provides automated analysis of up to five-color microarray images without the need for manually drawn grids. Furthermore, when used in conjunction with our ScanArray systems, QuantArray provides one-step, automatic scanning and analysis before exporting data to bioinformatics software packages. QuantArray's real-time image display allows users to view microarray experimental results within seconds.

      Bioanalytical Scintillation Instruments - Our "Legacy Products"

      Bioanalytical scintillation instruments are essential tools for biomedical research applications. We are the established worldwide leader in this mature business, with instruments that we believe are installed in every major life science research and pharmaceutical laboratory in the world. The detection technology of these instruments is based on the conversion of the activity of radioisotopic labeled compounds into light, which is then measured with ultra-sensitive detectors. Over the years, we have successfully applied our expertise in this area to develop non-isotopic products such as our microwell plate readers and imagers for luminescence and fluorescence measurements.

      The widespread use of these instruments in the life sciences research industry has created strong brand name recognition for us in this field. Our Tri-Carb liquid scintillation and Auto-Gamma solid scintillation counters are used by researchers to gain a better understanding of biochemistry, immunology, cell biology and disease processes. Our Radiomatic flow scintillation analyzers are used for ADME and toxicology studies of new drug candidates. Our Cyclone imager is often used for drug distribution and pharmacokinetic studies. Also, its rapid and quantitative imaging capabilities are used to replace slow and labor-intensive X-ray film processes in the molecular biology field. Its major applications are for the detection of nucleic acids and proteins in various sample formats.

      Sales of this product group accounted for approximately $41 million, or 25%, of our consolidated revenues for the year ended December 31, 2000, $48 million, or 30%, for the year ended December 31, 1999, and $45 million, or 31%, for the year ended December 31, 1998.

      Service and Support

      Our service and support offerings include field service, customer support, applications assistance and training through an organization of over 200 factory-trained and educated service and application support personnel around the world. We provide purchasers of our instruments with service and support primarily on a fixed fee, annual contract basis. We believe that our installed base of over 27,000 instruments provides us with stable, recurring after-market service and support revenue, as well as product upgrade and replacement opportunities.

      Outsourcing

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

      Customers

      Our customers include pharmaceutical, biotechnology and agrochemical companies as well as academic institutions, government laboratories and private foundations. A representative list of our domestic and international customers follows:

Abbott Laboratories
Amgen, Inc.
AstraZeneca plc
Aventis S.A.
Bristol-Myers Squibb Company
Cambridge University
deCode Genetics, Inc.
E.I. DuPont de Nemours and Company
Gen-Probe Incorporated
Genentech, Inc.

GlaxoSmithKline plc
Harvard Medical School
Hoffmann-LaRoche AG
Howard Hughes Medical Institute
Max-Planck-Institut
Merck & Co., Inc.
Millennium Pharmaceuticals, Inc.
Monsanto Company
National Institutes of Health
Novo Nordisk A/S
Pasteur Institute
Sankyo Pharmaceutical Company
Schering-Plough
Takeda Pharmaceutical Company
University of California
Whitehead Institute for Biomedical Research/MIT Center for Genome Research

      None of our customers accounted for more than 5% of our total 2000 revenues.

BUSINESS - OTHER

Sales and Marketing and Service

      As of December 31, 2000, our worldwide sales, marketing and service organization employed approximately 400 personnel consisting of approximately 200 sales and marketing employees and approximately 200 service employees.

      Our marketing and sales organization is organized to support our major product lines and identify new market opportunities. Product and new market development managers have responsibility for cultivating new markets, identifying new technologies and creating new products in our principal growth areas of drug screening, functional genomics and proteomics. Our marketing strategy relies heavily on extensive training of direct sales and distributor organizations, consultative selling approaches, responsive on-site customer support, applications education and the use of electronic communication.

      We have direct sales and service organizations in the United States, Australia, Austria, Belgium, Denmark, France, Germany, Hong Kong, Italy, Japan, The Netherlands, Switzerland and the United Kingdom. Products are also sold through exclusive, independent distributors in Canada, Mexico, South Korea, Spain, Taiwan and over 40 other countries active in bioanalytical research. Our sales representatives are compensated with a combination of base salary and, to the extent sales and service goals are achieved or exceeded, incentive compensation. Through our global organization of direct sales representatives and distributors, who are supported by a network of experienced application and service support personnel, we have access to life sciences researchers in academic, government, hospital and industrial laboratories worldwide. We believe our sales marketing and service organization is one of the largest in the drug discovery and life sciences research industry and provides us a significant competitive advantage because it allows us to provide on-site support and a more complete coverage of the many segments of the life sciences research industry than many of our competitors. See "Competition."

Research and Development

      Our principal research and development mission is to develop a broad portfolio of technologies, products and core competencies in drug screening, functional genomics and proteomics, which we have identified as the most attractive areas of the life sciences research industry.

      Our research and development expenditures from continuing operations were $19.4 million (excluding $3.8 million associated with terminating two research and development agreements that did not result in the development of commercially usable products) in 1998, $22.8 million in 1999 and $28.4 million for 2000. Our increased expenditures on research and development during these periods reflect our investments to maintain our competitive position, but are primarily a result of our strong research and development efforts to develop the technologies and products for our integrated drug screening, genomics and biochip platforms. Our internal technology and product development programs were complemented by external collaborative efforts and alliances, and we aggressively pursued both licensing and acquisitions of technology and intellectual property.

      We anticipate that we will continue to have significant research and development expenditures on these programs. We plan to continue to pursue a balanced research and development portfolio strategy of originating new products from internal research and development programs, external partnerships and alliances, and business and technology acquisitions.

Manufacturing

      We have created a well-disciplined, low-cost manufacturing culture. Our manufacturing facilities have established a "focused cell system" in which employees are divided into distinct manufacturing cells, each of which is wholly responsible for a specific product line. Employees are also cross-trained to work on multiple cells. To further reduce our average production cycle time and cost of raw materials, we use outsourced standard components and sub-assemblies as well as standard, "off-the-shelf" products, such as printed circuit boards and power supplies.

      We manufacture all of our instruments at our Downers Grove, Illinois, Billerica, Massachusetts and Torrance, California facilities. Chemical production of scintillation and luminescence products occurs at our facility in Groningen, The Netherlands. Drug screening assays and drug targets obtained by gene expression are developed at our Montreal, Canada location. Our Downers Grove and Groningen manufacturing operations are certified to ISO 9001 quality standards, and all of our products sold in the United States, Canada and Mexico are certified by the Canadian Standards Association, which monitors safety standards throughout North America. All of our instruments sold in Europe conform with current European Community directives regarding safety, quality and electromagnetic compatibility and are qualified under the European Community's CE mark.

Competition

      We compete with several manufacturers in both domestic and foreign markets within all areas of the life sciences research industry. We also encounter different competitors in each of our key product lines. A number of established companies such as Agilent Technologies, Inc., Applied Biosystems (formerly PE Biosystems), Amersham Pharmacia Biotech AB, Tecan AG, PerkinElmer, Inc. (formerly EG&G, Inc.), QIAGEN NV, Thermo Instruments Corporation and Beckman Coulter, Inc. compete with us across a broad range of product lines, while several other companies compete with us in a specific product line.

      We compete principally on the basis of technology innovation, the quality, features, price and performance of our products, and our service and applications support. Through our acquisitions of CCS Packard, BioSignal, Packard and the life sciences division of GSI Lumonics, Inc., we have significantly strengthened our competitive position as a platform provider and we are well positioned to compete with these companies by offering automation, analytical instrumentation, reagents, assays, microwell plates and biochips as a total package. We believe that few of our competitors can offer such a wide variety of instruments and platform approaches. We believe customers will be more likely to buy products from vendors who are able to offer a number of products as integrated platforms rather than buying instruments from multiple vendors and trying to fit them into a combined system.

      We do, however, also have various competitors that are focusing on the areas that are being addressed by our integrated platforms. The principal competitors in these areas are, in alphabetical order:

      o for drug screening: Aurora Biosciences Corporation, Caliper Technologies Corporation, Carl Zeiss Jena GmbH, Cellomics, Inc., CyBio AG, Evotec BioSystems AG and Molecular Devices Corporation (including the recently acquired LJL BioSystems, Inc.);

      o for functional genomics systems: Affymetrix, Inc., Agilent Technologies, Inc., Illumina Inc., Incyte Genomics, Inc., Orchid Biosciences, Inc., QIAGEN NV and Sequenom, Inc.; and

      o for proteomics: Biacore, Inc., Ciphergen Biosystems, Inc., Genomic Solutions, Inc., Luminex Corporation and Zyomyx, Inc.

      Most of these competitors have a limited installed base and must rely on partners for global distribution, service and support. We have a large installed base of over 27,000 instruments and more than 400 sales and support people worldwide, giving us a more complete coverage of the many segments of the life sciences research industry. Our established service and application organization provides on-site support and is designed to handle the needs of a diverse customer base including both large pharmaceutical companies and small academic laboratories.

Raw Materials

      We use many standard parts and components in our products and believe there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology (including patent protection) or other considerations. We do not believe that the loss of any single vendor or supplier would materially adversely affect our competitive position and do not anticipate experiencing any difficulties in procuring an adequate supply of components.

Intellectual Property

      Our intellectual property strategy is designed to protect technology that is important to the development, commercialization, and improvement of our current and future products. We own approximately 65 U.S. and foreign patents and have over 40 patent applications pending in the United States and abroad. Further, we hold various exclusive and non-exclusive licenses to patents from third parties.

      Patents

      Our patents and patent applications relate to various areas of technology which we believe are valuable to our business, including

      o automatic liquid handling and sample preparation instrumentation and methods,

      o     fiber-optic imaging systems and techniques,

      o inkjet printing, biochip manufacturing processes and related microarray analysis software,

      o     liquid sample dispensing technology using piezoelectric dispensers,

      o     high throughput assay chemistries, methods and systems, and

      o     liquid scintillation detection devices.

      Issued and pending patents we own, or hold licenses to, distinguish us from our competitors by preventing them from copying certain product attributes or imitating performance characteristics. In addition, some of our patents add barriers to market entry by forcing other companies to design around our patented technologies and products, thus slowing down the development process of competing products. In some cases, we believe that we may be able to leverage our patent portfolio by facilitating cross license negotiations in order to gain freedom to market for certain applications. Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications filed with the U.S. Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States patents will expire between 2002 and 2021. Our success depends to a significant degree upon our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products, technologies and patentable enhancements.

      In addition to our patent portfolio, we rely on a wide array of unpatented proprietary technology and know-how to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our trade secrets, trademarks and copyrights, to operate without infringing the proprietary rights of others, to acquire licenses related to enabling technology or products and to enforce our intellectual property portfolio.

      License Agreements

      We license technology from a number of third parties including, among others, HydroGel chip technology from Argonne National Laboratory, AlphaScreen chemistry from Dade Behring, Inc., liquid dispensing technology from Microdrop GmbH, and microwell plate technology from Massachusetts General Hospital. These licenses are generally long-term and require us to pay royalties to the licensor in connection with sales of the product utilizing the licensed technology. The terms of our material license agreements are described below.

      We have entered into a license agreement with Dade Behring, Inc. under which Dade Behring granted to us a worldwide, exclusive license to some of its patents related to our AlphaScreen assay technology, and we agreed to make royalty payments to Dade Behring in connection with the sale of such chemistry. Our rights under the license agreement are limited to the fields of life sciences research and pharmacogenomics applications. Dade Behring may convert the license to non-exclusive if we fail to meet specified minimum sales volumes of licensed products. The license will terminate upon the expiration of the last to expire of the licensed patents.

      We have entered into a license agreement with Argonne National Laboratory under which Argonne granted to us, together with Motorola, Inc., a co-exclusive license to patents related to our HydroGel technology. Argonne may convert our rights under the license to non-exclusive in 2005 if we fail to generate sufficient royalties for four consecutive years. In any event, the license will terminate upon the expiration of the last to expire of the licensed patents.

      We have entered into a worldwide, exclusive license with Microdrop GmbH under which Microdrop licensed to us know-how related to piezoelectric liquid dispensing technology for use in the fields of life sciences research and clinical diagnostics. Microdrop may convert the license to non-exclusive in the event we fail to make specified minimum royalty payments. In any event, the license will expire in 2012, unless extended by mutual agreement.

      We have entered into a license agreement with Massachusetts General Hospital under which the hospital granted to us an exclusive, worldwide license to the hospital's patents related to microwell plate technology, and we agreed to make royalty payments to the hospital based on the sale of products incorporating such technology. The license is limited to the fields of life sciences research and diagnostics, other than in-vivo diagnostics applications. The license shall remain in effect until the date that is one year after we discontinue selling licensed products, or for the life of the patents, whichever is earlier.

      We have entered into a license agreement with Vanderbilt University under which the University granted to us an exclusive, worldwide license to the fundamental technology related to our BRET2 array chemistry, and we agreed to make royalty payments to Vanderbilt in connection with the sale of such chemistry. The license is limited to the field of life sciences research, other than clinical, diagnostics or therapeutic applications. The license remains in effect until we discontinue selling licensed products and services or upon the expiration of the last to expire of any patents covering such technology, whichever is earlier.

      Although we are not currently involved in any patent infringement litigation, and do not believe we are currently infringing on any third-party patents, in some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to us or our licensors, to protect trade secrets, know-how or other intellectual property rights owned by us, or to determine the scope and validity of our proprietary rights or proprietary rights of third parties. Such litigation could result in substantial costs to us and diversion of our resources. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities and expenses, such as reasonable royalties, lost profits, attorney's fees, and trebling of damages for willfulness, require us to cease using the disputed intellectual property or cease the sale of a commercial product, or require us to license the disputed rights from third parties, any of which could have a material adverse effect on our business, financial condition and results of operations.

Employees

      As of December 31, 2000, we had approximately 1,050 employees. Approximately 71% of our employees as of that date were located in the United States. Our workforce is not unionized, and we believe that our relations with employees are good.

Environmental Matters

      Our operations are subject to U.S. federal, state and local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the possession, distribution, handling, generation, emission, release, discharge, export, import, treatment, storage and disposal, and cleanup of, certain materials, substances and wastes. We believe our operations are in material compliance with all applicable environmental laws and regulations as currently interpreted. We do not believe that our compliance with environmental regulations will have a material effect on our or our subsidiaries' capital expenditures, earnings and competitive position.

Regulation

      We are not subject to governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate, affecting such matters as taxes, employees, environmental matters, business organization and the like.

Geographic Information

      For financial information about geographic areas in which the Company conducts its business, including financial information regarding domestic and foreign operations, see Note 9 of "Notes to Consolidated Financial Statements" included herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

ITEM 2:  PROPERTIES

      As part of our continuing operations we currently have, either through direct ownership or through the ownership by one of our subsidiaries, four domestic and 12 foreign active subsidiaries, all of which are wholly-owned, with the exception of Carl Consumable Products, LLC, which is 51% owned.

      All of our operations are conducted through the following subsidiaries:

      o Packard Instrument Company, Inc., which is located at Downers Grove, Illinois, is our main manufacturing facility and develops, manufactures and distributes a broad line of our bioanalytical and liquid handling instrumentation;

      o CCS Packard, Inc., which is located at Torrance, California, develops, manufactures and distributes systems for liquid handling and laboratory automation;

      o Packard BioChip Technologies, LLC, which is located at Billerica, Massachusetts, designs, develops and manufactures imaging and arraying systems and software for biochip and microarray applications;

      o BioSignal Packard, Inc., which is located at Montreal, Canada, provides assay technologies and reagents for drug discovery applications, as well as services for assay development and contract screening;

      o Carl Consumable Products, LLC, which is co-located with CCS Packard, is a designer and manufacturer of disposable pipette tips for liquid dispensing robots used to automate drug discovery and genomics research; and

      o Packard BioScience, B.V., located in The Netherlands, also produces reagents.

      Our other foreign subsidiaries serve as direct sales and service organizations as well as distribution facilities to support our worldwide operations.

      As of February 28, 2001, we owned the manufacturing facilities set forth below:

Location                                                      Function                            Square Feet
--------                                                      --------                            -----------
Downers Grove, Illinois.............  Manufacturing, service, engineering and research and         109,000
                                      development
Groningen, The Netherlands..........  Manufacturing and research and development (chemicals         69,000
                                      and supplies)
Billerica, Massachusetts............  Administration, marketing, research and development and       40,000
                                      manufacturing for Packard BioChip Technologies, LLC

      In addition, we lease the following manufacturing facilities:

                                                                                       Square
Location                                                Function                        Feet         Lease Expiration
--------                                                --------                        ----         ----------------
Meriden, Connecticut...............  Headquarters, training, service, customer         50,000          February 2003
                                     support, engineering, sales and marketing,
                                     software development and manufacturing
Torrance, California...............  Administration, marketing, manufacturing,         70,000          December 2003
                                     research and development and warehousing
Montreal, Canada...................  Administration, marketing, research and           15,700          July 31, 2002
                                     development and manufacturing
Billerica, Massachusetts...........  Administration, marketing, research and           20,000          June 30, 2001
                                     development and manufacturing

      With the exception of two sales and distribution facilities occupied by our foreign subsidiaries, which we own, we lease all the sales and distribution facilities of our foreign subsidiaries. We own an additional property in Groningen, The Netherlands, which is currently being offered for sale.

      CCS Packard continues to lease an approximately 17,000-square-foot facility in Harbor City, California that it used previously for administration, manufacturing and warehousing. CCS Packard subleases this facility and the lease expires in May 2002.

      We believe that our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

ITEM 3: LEGAL PROCEEDINGS

      We are currently, and may become from time to time, subject to claims and suits arising in the ordinary course of our business. In certain actions, plaintiffs request punitive or other damages that may not be covered by insurance. We accrue for these items as they become known and can be reasonably estimated. It is the opinion of management that the various asserted claims and litigation in which we are currently involved will not have a material adverse effect on our financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ending December 31, 2000.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been quoted on the Nasdaq National Market under the symbol "PBSC" since our initial public offering on April 19, 2000. Prior to that time, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on the Nasdaq National Market.

      2000                                                    High      Low
      ----                                                    ----      ---

      Second Quarter (since April 19, 2000) ............     $19.25   $ 8.75
      Third Quarter ....................................     $28.00   $12.63
      Fourth Quarter ...................................     $19.50   $ 8.91

      On March 16, 2001, the reported last sale price of the common stock on the Nasdaq National Market was $7.0938 per share.

      Since we became a public company in April 2000, we have never declared or paid any cash dividends on our capital stock. We intend to retain all of our earnings in the foreseeable future to finance the expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition and the requirements of the financing agreements to which we may be a party, and on other factors considered relevant by our board of directors. In addition, covenants in our senior credit facility and the indenture governing our senior subordinated notes limit our ability to declare and pay cash dividends on our common stock.

      The following is a summary of the transactions by the Company during the past three years involving sales of the Company's securities that were not registered under the Securities Act. Except as otherwise indicated, all share data reflect a 5-for-1 split of the common stock, par value $.002 per share (the "Common Stock"), of the Company, effective as of March 21, 2000.

      (A) Pursuant to its Management Stock Incentive Plan, dated as of March 4, 1997, the Company granted during the past three years an aggregate amount of:
(a) 3,550,000 options entitling their holders to purchase one share of Common Stock at an exercise price of $2.225 per share (subject to adjustments); (b) 1,325,000 options at an exercise price of $2.725 per share (subject to adjustments); (c) 1,150,000 options at an exercise price of $2.792 per share (subject to adjustments); and (d) 2,126,250 options at an exercise price of $3.352 (subject to adjustments). In addition, on September 4, 1997 and January 29, May 14 and December 28, 1998, the Company issued 3,735 shares (at $2.225 per share), 50,000 shares (at $2.225 per share), 125,355 shares (at $2.792 per share) and 7,160 shares (at $2.792 per share), respectively, to Messrs. Michael Gut, William Ettinger, Edward Fischer and Ms. Patricia Lobb, under its Employee Stock Ownership Plan. These transactions were all made in reliance on Rule 701 under the 1933 Act. On August 18, 2000, in connection with the Company's initial public offering, the securities issuable under the Management Stock Incentive Plan were registered under the 1933 Act pursuant to a Registration Statement on Form S-8 (File No. 333-44082).

      (B) In connection with the acquisition of Carl Creative Systems, Inc. on March 31, 1998, pursuant to a Stock Purchase Agreement, dated as of March 31, 1998, between the Company and Mr. Richard A. Carl, the founder of Carl Creative Systems, Inc. and current President of CCS Packard, Inc., the Company: (a) issued 408,310 shares of Common Stock to Mr. Carl, at a price of $2.792 per share; and (b) issued 136,105 shares of Common Stock to Mr. Daniel Roark, at a price of $2.792 per share.

      (C) In connection with the acquisition of BioSignal, Inc. on July 1, 1998, the Company issued 35,815 shares of Common Stock, valued at $2.792 per share, to Mr. Michael Dennis, the former CEO of BioSignal, Inc.

      (D) Effective October 1, 2000, the Company acquired certain assets and assumed certain liabilities of the life sciences division of GSI Lumonics, Inc., a New Brunswick corporation ("GSI"), for aggregate consideration of approximately $131 million, consisting of approximately $40 million in cash and the issuance of approximately 4.5 million shares of the Company's common stock, pursuant to the terms and conditions of an Asset Purchase Agreement dated August 19, 2000 among the Company and two subsidiaries of GSI, GSI Lumonics Life Science Trust (the "Trust") and GSI Lumonics Trust, Inc. as trustee for the Trust.

      None of the transactions described in this Item 15 involved any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the 1933 Act by virtue of Section 4(2) thereof or, in the case of clause (A), Rule 701 thereunder pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and acknowledging that the securities were issued in a transaction nor registered under the 1933 Act, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth our selected consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated financial data as of December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 1996, 1997 and 1998 and for the years ended December 31, 1996 and 1997 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The summary consolidated financial data have been reclassified to give effect to the accounting for Canberra as a discontinued operation for the periods presented. This information should be read in conjunction with our consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                                Years Ended December 31,
                                                                        (In thousands, except per share amounts)
                                                                   1996        1997        1998        1999        2000
                                                                   ----        ----        ----        ----        ----
Operating Statement Data:
Revenues .....................................................   $122,676    $120,286    $146,235    $158,890    $165,375
Cost of revenues (1) .........................................     54,518      54,368      69,090      78,310      73,639
                                                                 --------------------------------------------------------
Gross profit .................................................     68,158      65,918      77,145      80,580      91,736
Research and development expenses ............................     12,801      17,667      23,160      22,796      28,358
Selling, general and administrative expenses (2) .............     31,809      32,839      37,844      42,020      53,229
Purchased in-process research and development charges ........         --          --       6,120          --      12,100
Other operating expense (income), net (3) ....................        837      18,429     (10,753)         --       1,881
                                                                 --------------------------------------------------------
Income (loss) from operations ................................     22,711      (3,017)     20,774      15,764      (3,832)
Interest expense .............................................       (192)    (18,079)    (21,097)    (22,425)    (19,098)
Other income, net (4) ........................................      1,149         790       3,615         331       1,296
                                                                 --------------------------------------------------------
Income (loss) from continuing operations before provision for
  income taxes, minority interest and extraordinary items, net     23,668     (20,306)      3,292      (6,330)    (21,634)
(Provision for) benefit from income taxes ....................     (8,394)     (1,096)     (2,437)     (1,620)     10,791
Minority interest in income of subsidiaries ..................     (1,346)       (218)         --          --          --
                                                                 --------------------------------------------------------
Income (loss) from continuing operations before extraordinary
  items, net .................................................     13,928     (21,620)        855      (7,950)    (10,843)
Income from discontinued operations, net of taxes ............      5,308       2,865       1,050       7,752       4,106
                                                                 --------------------------------------------------------
Income (loss) before extraordinary items, net ................     19,236     (18,755)      1,905        (198)     (6,737)
Extraordinary items, net of income taxes .....................         --          --          --          --         369
                                                                 --------------------------------------------------------
Net income (loss) ............................................   $ 19,236    $(18,755)   $  1,905    $   (198)   $ (6,368)
                                                                 ========================================================
Weighted average diluted shares outstanding (5) ..............    125,697      62,318      47,683      45,803      58,443
Diluted per share information:
Income (loss) from continuing operations .....................   $   0.11    $  (0.35)   $   0.02    $  (0.17)   $  (0.19)
Income from discontinued operations, net .....................       0.04        0.05        0.02        0.17        0.07
Extraordinary items, net .....................................         --          --          --          --        0.01
                                                                 --------------------------------------------------------
Net income (loss) (5) ........................................   $   0.15    $  (0.30)   $   0.04    $   0.00    $  (0.11)
                                                                 ========================================================
Dividends declared and paid per share ........................   $   0.04    $     --    $     --    $     --    $     --
                                                                 ========================================================

                                                           As of December 31,
                                          1996        1997         1998         1999         2000
                                       ---------   ---------    ---------    ---------    ---------
Balance Sheet Data:
Cash and cash equivalents ..........   $  36,243   $   9,129    $   6,607    $   4,432    $  13,294
Working capital ....................      59,216      32,265       24,734       38,566       71,359
Total assets .......................     126,966     124,954      141,435      182,558      306,092
Long-term debt, less current portion       1,877     192,194      190,093      225,710      169,344
Stockholders' equity (deficit) .....      80,593    (112,014)    (108,563)    (107,890)      83,273

----------

(1)   Includes the following pre-tax items:

      o the expensing of fair market value adjustments associated with acquired inventories totaling $1.5 million in 1998; and

      o a $2.7 million charge in 1999 in connection with modifying an existing license agreement and terminating the production of an OEM clinical product.

(2) Includes non-cash stock compensation charges of $1.0 million in 1999 and $4.7 million in 2000.

(3) Other operating expense (income), net in 1996 and 1997 represents expenses incurred in connection with our 1997 recapitalization. 1998 represents a $10.8 million gain we recognized in connection with the sale of our gas generation product line. The 2000 amount consists of a $1.9 million charge primarily to write-off long-lived assets which had become impaired.

(4) Consists of interest income and, in 1998, a gain of $3.2 million recognized on the sale of equity securities.

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

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the following:

      o     intense competition in the markets we target;

      o our inability to successfully introduce new products and platforms or to expand the application range for our current products;

      o     our inability to effectively protect our intellectual property;

      o the possibility that our products may infringe on the intellectual property rights of others;

      o     a decline in the use of radioisotopic processes and instruments;

      o our failure to maintain, enhance or establish technology partnerships and academic arrangements;

      o     our inability to pursue strategic acquisitions;

      o     costs associated with strategic acquisitions we may effect;

      o a decrease in capital spending by our customers or in government funding;

      o     exchange rate and other risks affecting our foreign operations;

      o     competition in the technology labor market;

      o     fluctuations in our operating results;

      o     conflict with the interests of our controlling stockholder;

      o     our declared intention not to pay cash dividends; and

      o     the large number of shares eligible for future sale.

Overview

      We are a leading global developer, manufacturer and marketer of instruments and related consumables and services for use in drug discovery and other life sciences research. We are a leader in laboratory automation and have developed scalable platforms built on our worldwide leadership in the manufacturing and marketing of bioanalytical instruments for use in the life sciences research industry.

      Our revenues are derived primarily from sales of instruments and consumables with additional sales from services. We are marketing our instruments as parts of integrated platforms, which we expect will generate increasing instrument and consumable sales at higher gross margins than our service business. All of our operations are conducted through subsidiaries, as described under "Business--Properties."

      Our profitability varies among the sources of revenues, consisting of sales of instruments, services and consumables. The major reasons for such variances are:

      o technological differences between our products and those of our competitors;

      o     maturity of product life cycles;

      o     competitive environment and supply of services and consumables; and

      o our market position and differences in the markets within the geographic areas we operate.

      Our operating results also vary among geographic territories. Major reasons for such variances are:

      o effects of foreign exchange rate fluctuations in countries where we conduct business in currencies other than the U.S. dollar, primarily England (British Pound), Euro-based countries and Japan (Japanese
            Yen);

      o our market position and mix of products sold affect the margins in each geographic area; and

      o to the extent that our operating results reflect special charges or credits, and such can be designated to specific geographic operations, operating results will vary.

      On February 27, 2001, we sold our Canberra division to COGEMA, S.A. for $170 million. The net proceeds, after estimated income taxes payable and cash expenses directly related to the sale and after repurchases of options held by Canberra employees, were approximately $130 million. We used $71 million of net proceeds to repay the outstanding balance on our credit facility on February 28, 2001. We intend to use the remainder of the net proceeds to increase spending associated with research and development, new product development, enhancement of existing products and strategic partnerships and acquisitions, and for general corporate purposes.

      Our consolidated financial statements have been reclassified to reflect the net assets and operating results of the Canberra operating segment as a discontinued operation. The amounts below relate only to our continuing operations unless otherwise noted.

Results of Operations

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

      Revenues increased $6.5 million, or 4.1%, to $165.4 million in 2000 from $158.9 million in 1999. Foreign currency exchange rates had an unfavorable effect on 2000 revenues in comparison with 1999. Had exchange rates remained the same during 2000, as in 1999, revenues would have been $5.8 million higher. The Japanese yen was approximately 5% stronger than the U.S. dollar in 2000 when compared to 1999, resulting in 2000 translated revenues being approximately $0.9 million higher than they would have been if translated at the 1999 average exchange rate. The Euro and British Pound were approximately 16% and 7% weaker, respectively, than the U.S. dollar during 2000 as compared to 1999, resulting in reducing translated revenues by approximately $5.5 million and $1.2 million, respectively. The 2000 revenues included approximately $2.8 million of instrument sales from the life sciences division of GSI Lumonics, Inc. (now known as Packard BioChip Technologies, LLC) which we acquired effective October 1, 2000. In addition, 1999 includes approximately $3.9 million of revenues associated primarily with an OEM clinical instrument which we terminated production of at the end of 1999 since our primary customer, CIS bio international, stopped selling this instrument. Excluding the effect of exchange rates, sales of Packard BioChip Technologies products and the product line termination, 2000 revenues would have been 8.7% higher in 2000 when compared to 1999. The increase is primarily attributable to strong instrumentation revenue growth in some of our major product lines, particularly automated liquid handling and sample preparation where revenues increased $10.9 million, or 30.0%, to $47.3 million in 2000 from $36.4 million in 1999. This increase was partially offset by decreases in revenues generated from bioanalytical scintillation instruments and other radioisotopic instruments and consumables, which are our legacy products, where revenues decreased $6.9 million, or 14.4%, to $41.0 million in 2000 from $47.9 million in 1999.

      Service revenues declined $1.6 million, or 4.8%, to $31.4 million in 2000 from $33.0 million in 1999. The decrease is primarily due to software upgrade services performed to make some of our products Y2K compliant in 1999, which did not occur at the same level in 2000. Chemicals and supplies, or consumables, sales increased $1.3 million, or 4.2%, to $32.2 million in 2000 from $30.9 million in 1999 reflecting an increase in revenues from our AlphaScreen reagents.

Gross Profit

      Gross profit increased $11.1 million, or 13.8%, to $91.7 million in 2000 from $80.6 million in 1999. The 1999 gross profit amount includes a charge of approximately $2.7 million to terminate an agreement we had with CIS bio international covering the manufacturing of an OEM clinical instrument since CIS bio international stopped selling this instrument, and to convert a license agreement covering our HTRF product line from exclusive to non-exclusive. Excluding this charge as well as the effect of foreign exchange rate fluctuations, new product sales of Packard BioChip Technologies in 2000 and the product line terminated in 1999, gross profit dollars would have increased approximately 16.2% in 2000 when compared to 1999. As a percentage of sales, excluding the items described above, total gross profit increased from 52.0% in 1999 to 55.6% in 2000. Product gross profit, as a percentage of net product sales, increased from 59.7% in 1999 to 61.6% in 2000 and chemicals and supplies gross profit, as a percentage of chemicals and supplies sales, increased from 62.0% in 1999 to 66.8% in 2000. These increases, in both dollars and as a percentage of revenues, are primarily due to increased sales of our automated liquid handling and sample preparation instruments and our AlphaScreen reagents. In addition, service gross profit, as a percentage of service revenues, increased from 22.4% in 1999 to 24.0% in 2000. The increase is due to software upgrade services, which had lower margins, performed in 1999 to make some of our products Y2K compliant.

Operating Expenses

      Research and Development. Research and development expenses increased $5.6 million, or 24.6% to $28.4 million in 2000 from $22.8 million in 1999. Packard BioChip Technologies contributed $1.5 million to the increase in spending. The remaining increase is attributable to new product development as well as efforts to accelerate the market introduction of our key new products. In line with our strategic initiatives, we expect research and development spending to increase significantly in the future; however, we expect it to decline as a percent of revenues.

      Selling General and Administrative. Selling, general and administrative costs increased $11.2 million, or 26.7%, to $53.2 million in 2000 from $42.0 million in 1999. The 2000 and 1999 amounts include non-cash stock compensation charges totaling $4.7 million and $1.0 million, respectively. These charges resulted from stock options granted to employees in December 1999 and from the March 2000 gifting of common stock by our Chairman and Chief Executive Officer, our former President and other members of our management to our employees who did not then own, or have options to acquire, any of our common stock. An expense was recorded related to the gifting since it represented additional compensation to these employees for financial reporting purposes. Excluding these charges, selling, general and administrative costs would have increased 18.3% in 2000 when compared to 1999. The increase is due primarily to additional corporate expenses incurred as a result of our initial public offering in April 2000 as well as higher goodwill amortization resulting from contingent earnout payments related to our 1998 acquisition of Carl Creative Systems, Inc. (which now operates as CCS Packard, Inc.) and the goodwill resulting from the acquisition of the life sciences division of GSI Lumonics, Inc. effective October 1, 2000. Additional payments up to a maximum of $3.9 million are due contingent upon CCS Packard achieving specified operating levels in 2001. In addition, we have increased spending to broaden our field of product application specialists and enhance our sales and marketing organization. Continuing operations for all years presented includes the costs we will incur as a result of Canberra no longer absorbing certain previously allocated expenses.

Purchased In-Process Research and Development Charges

      In connection with the acquisition of the life sciences division of GSI Lumonics, Inc., we incurred a charge of $12.1 million to expense the value of in-process research and development projects at the date of the acquisition. This charge was calculated using the percentage-of-completion method applied to the discounted cash flows expected to be generated by the projects under development. Two of the primary products under development at the time of the acquisition were the SpotArray and ArrayInformatics.

Other Operating Expense (Income), Net

      In December 2000, we recorded a charge of $1.9 million to write-off assets and accrue severance and lease termination costs relating to technologies that we no longer intend to pursue.

Interest Expense

      Interest expense decreased $3.3 million, or 14.7%, from $22.4 million in 1999 to $19.1 million in 2000. The lower interest expense is directly attributable to lower average borrowings during 2000 as a result of our repayment of outstanding indebtedness using proceeds from our April 2000 initial public offering. The repayments were partially offset through additional borrowings to fund certain of our operating requirements, contingent earnouts paid in March 2000, scheduled interest payments on our senior subordinated notes and portions of our 2000 acquisition program, in particular the cash portion of the acquisition of the life sciences division of GSI Lumonics, Inc. Interest rates were also higher during 2000, 1% to 1.5% higher on average, on our variable rate indebtedness as compared to 1999.

      For purposes of presenting operating results of our continuing operations, all corporate interest expense has been charged to continuing operations. Corporate interest expense consists of all interest associated with our senior subordinated notes, term loan facility and revolving credit facility.

Other Income

      Other income consists of interest income earned on invested funds. The increase in interest income, from $0.3 million in 1999 to $1.3 million in 2000, is due to the higher average invested funds balance during the 2000 period as a result of the proceeds received from our initial public offering.

Effective Tax Rate

      Our effective tax rate was 49.9% during 2000 as compared to 25.6% in 1999 (representing a provision on a pre-tax loss). The 2000 effective tax rate represents a benefit provided on a pre-tax loss. Both periods reflect the effect of nondeductible goodwill. The 2000 period reflects the benefit associated with the reversal of valuation allowances associated with state net operating loss carryforwards and research and development credits. Due to the gain generated in connection with the sale of Canberra, such credit carryforwards are expected to be realized in 2001.

      The 1999 effective tax rate reflects the provision of additional valuation allowances on foreign tax credit carryforwards due to the uncertainty of realization.

Discontinued Operations, Net of Income Taxes

      Income from discontinued operations consists of the following (in thousands):

                                                        Year Ended December 31,
                                                           2000          1999
                                                           ----          ----

Revenues .........................................     $  94,530      $ 106,003
Total costs and expense ..........................       (87,957)       (92,435)
Provision for income taxes .......................        (2,467)        (5,816)
                                                       ------------------------
  Income from discontinued operations, net .......     $   4,106      $   7,752
                                                       ========================

      For purposes of presenting operating results of our continuing operations, all corporate interest expense has been charged, and all corporate interest income has been credited, to continuing operations. Discontinued operations include interest expense on local borrowings related to the applicable foreign subsidiaries of $0.6 million and $0.1 million for the years ended December 31, 1999 and 2000, respectively.

      Discontinued operations for 2000 included charges associated with accelerated option vesting and gifted shares of common stock totaling $3.5 million as well as a restructuring reserve totaling $1.4 million associated with Canberra's Harwell Instruments operations. The 1999 results include a $1.0 million charge to write-off the step-up in inventory acquired in connection with Canberra's Tennelec, Inc. acquisition and a $0.8 million stock compensation charge.

Extraordinary Items, Net of Income Taxes

      During 2000, we repaid the outstanding balance on our term loan and our revolving credit facility. We then entered into an amended and restated credit agreement in August 2000. In addition, we repurchased $31.9 million of our senior subordinated notes, at a discount from par, during 2000. The repurchase of the notes generated a pre-tax gain of approximately $3.2 million. The gain was partially offset by the write-off of unamortized deferred financing costs associated with the repayment of the term and original revolving credit facilities and the repurchase of senior subordinated notes. The gain, net of the write-off of deferred financing costs and income taxes, is reflected as extraordinary items, net of income taxes, in our consolidated statements of income (loss).

Net Income (Loss)

      We incurred a net loss of $6.4 million during 2000 compared to a net loss of $0.2 million in 1999.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

      Revenues increased $12.7 million, or 8.7%, to $158.9 million in 1999 from $146.2 million in 1998. The effect of foreign exchange rate fluctuations had an immaterial effect on revenues. The 1999 period reflects a full year of operations of CCS Packard, Inc. and BioSignal, Inc. (which now operates as BioSignal Packard, Inc.), subsidiaries that we acquired effective March 31, 1998 and July 1, 1998. Had CCS Packard and BioSignal Packard been included for all of the prior year, 1998 revenues would have been $3.5 million higher. The 1999 increase in revenues was also attributable in part to strong growth in our bioanalytical spectrometer business, particularly the liquid scintillation counter product line where sales increased by approximately $2.9 million, or 28.7%, to $13.0 million in 1999 from $10.1 million in 1998. In addition, the 1999 revenue increase was due in large part to service revenue, which increased $7.5 million, or 29.4%, to $33.0 million in 1999 from $25.5 million in 1998. This increase was due primarily to the sale of software upgrade services performed to make some of our products Y2K compliant. These revenue increases were partially offset by the loss of revenues from the sale of our gas generation product line at the end of 1998 and a reduction of $4.8 million in revenues of our OEM clinical instruments due to our customer exiting the marketplace.

Gross Profit

      Gross profit increased $3.5 million, or 4.5%, to $80.6 million in 1999 from $77.1 million in 1998. Excluding the effects of other costs of product sales and expensing the fair market value adjustment associated with acquired inventories included in our cost of sales, gross profit would have been $83.3 million in 1999 and $78.6 million in 1998. As a percentage of revenues, and excluding these charges, total gross profit was 52.4% for 1999 and 53.8% for 1998. Product gross profit, as a percentage of net product sales, decreased from 60.0% in 1998 to 59.7% in 1999. Service gross profit, as a percentage of service revenues, increased from 22.3% in 1998 to 22.4% in 1999. Chemicals and supplies gross profit, as a percentage of chemicals and supplies sales, was the same in both 1998 and 1999, at 62.0%. The reduced total margin percentage is due primarily to the increase in service revenues which generate lower margins than product sales. The increase in gross profit dollars over the last two years is due primarily to the CCS Packard and BioSignal Packard acquisitions.

      During 1999, we terminated an agreement we had with CIS bio international covering the manufacturing of an OEM clinical instrument since CIS bio international stopped selling this instrument, and converted a license agreement covering our HTRF product line from exclusive to non-exclusive. This termination and modification resulted in a $2.7 million charge. During 1998, in connection with the acquisitions of CCS Packard and BioSignal Packard, we expensed $1.5 million, representing the fair market value adjustment associated with acquired inventories.

Operating Expenses

      Research and Development Expenses. Research and development spending decreased $0.4 million, or 1.7%, to $22.8 million in 1999 from $23.2 million in 1998. The 1998 amount includes charges totaling $3.8 million associated with terminating two agreements for the development of specific instrumentation. Based on novel technologies, the projects did not result in the development of commercially viable products and, accordingly, the agreements were terminated. Excluding these charges, the 1999 spending represents a 17.5% increase over the 1998 level. The increased spending represents investments in the areas of new product development and other collaborative arrangements.

      Selling, General and Administrative Expense. Selling, general and administrative expenses increased $4.2 million, or 11.1%, to $42.0 million in 1999 from $37.8 million in 1998. The 1999 amount includes a compensation charge of $1.0 million associated with options granted to some of our employees in December 1999. Excluding this charge, selling, general and administrative costs increased 8.5% in 1999. As a percentage of revenues, and excluding the compensation charge from 1999, selling general and administrative expenses were flat at approximately 25.8% each year.

Purchased In-Process Research and Development Charges

      In connection with the acquisitions of CCS Packard and BioSignal Packard, we incurred charges to expense the value of in-process research and development projects at the date of the acquisition. These charges were calculated using the percentage-of-completion method applied to the discounted cash flows expected to be generated by the projects under development. The charge related to the acquisition of CCS Packard was $2.7 million and primarily related to the PlateStak product that is now being sold and several software products embedded in various product offerings. The charge related to BioSignal Packard was $3.4 million and was primarily related to the in-process development of our AlphaScreen reagent and assay technology.

Other Operating Expense (Income), Net

      In 1998, other operating income represented a $10.8 million gain from the sale of our gas generation product line. There were no comparable charges in 1999.

Interest Expense

      Interest expense increased $1.3 million, or 6.2%, to $22.4 million in 1999 from $21.1 million in 1998. Interest expense had increased due to borrowings on our revolving credit facility to effect the CCS Packard and BioSignal Packard acquisitions. The majority of this debt was originally incurred in connection with our 1997 recapitalization.

      For purposes of presenting operating results of our continuing operations, all corporate interest expense has been charged to continuing operations. Corporate interest expense consists of all interest associated with our senior subordinated notes, term loan facility and revolving credit facility.

Other Income

      Other income in 1999 consisted of interest income earned on invested funds. In 1998, other income consisted of $0.4 million of interest income and a $3.2 million gain recognized on the sale of equity securities.

Effective Tax Rates

      Our consolidated effective tax rate was 25.6% in 1999, representing a tax provision on a pre-tax loss, and 74.0% in 1998. These effective tax rates are a result of the following:

      o the 1999 effective tax rate reflects an increase in the valuation allowance for foreign tax credit carryforwards resulting from the reduced likelihood of their utilization primarily as a result of estimated future deductions associated with anticipated stock option exercises. As the stock options are exercised, we will benefit through reduced cash income tax payments;

      o the 1998 effective tax rate reflects the non-deductibility for tax purposes of purchased in-process research and development charges and goodwill amortization associated with the acquisitions of CCS Packard and BioSignal Packard; and

      o the income tax provision for 1998 and 1999 reflects taxes on income generated in foreign countries where the statutory rates are higher than the statutory rate in the United States, particularly Japan.

Income from Discontinued Operations, Net of Income Taxes

      Income from discontinued operations consists of the following (in thousands):

                                                          1998           1999
                                                          ----           ----

Revenues .........................................     $  81,929      $ 106,003
Total costs and expenses .........................       (79,526)       (92,435)
Provision for income taxes .......................        (1,353)        (5,816)
                                                       ------------------------
Income from discontinued operations, net .........     $   1,050      $   7,752
                                                       ========================

      For purposes of presenting operating results of our continuing operations, all corporate interest expense has been charged, and all corporate interest income has been credited, to continuing operations. Discontinued operations includes interest expense on local borrowings related to the applicable foreign subsidiaries of $0.1 million and $0.6 million for the years ended December 31, 1998 and 1999, respectively.

      The 1999 results include a $1.0 million charge to write-off the step-up in inventory acquired in connection with Canberra's Tennelec, Inc. acquisition as well as a $0.8 million stock compensation charge.

Net Income (Loss)

      We incurred a net loss of $0.2 million in 1999 compared to net income of $1.9 million in 1998.

Liquidity and Financial Resources

      Our liquidity requirements arise from operational needs, including research and development expenditures, interest payments on outstanding indebtedness, capital expenditures and funding of acquisitions and other partnerships. We met our 2000 and 1999 cash requirements through cash generated from operations (including discontinued operations), net proceeds received in connection with our April 2000 initial public offering, proceeds from the exercise of stock options, and borrowings under our revolving credit facility and overseas bank facilities.

      Approximately half of our revenues are generated from foreign sources, most of which are denominated in currencies other than the U.S. dollar. As a result, our reported earnings and financial position are affected by changes in foreign currency exchange rates. A strengthening U.S. dollar against the foreign currencies through which we conduct our business has had, and may continue to have, a negative impact on our U.S. dollar denominated operating results. To manage the exposure of foreign currency exchange rates, we engage in hedging strategies. We purchase various foreign currency forward contracts, at specified levels of coverage, generally for the purpose of hedging firm intercompany inventory purchase commitments.

      Net cash used by continuing operating activities was $2.3 million during 2000 as compared to net cash provided by continuing operating activities of $0.9 million during 1999. The increase in cash used by operating activities is primarily due to increased research and development spending, as well as higher administrative costs during the 2000 period due primarily to additional corporate expenses incurred as a result of our initial public offering in April 2000. In addition, our use of operating cash was due to a reduction in vendor accounts payable and accrued expenses in 2000, due to available cash. Operating cash benefited in 2000 from improved accounts receivable collections.

      Net cash used for investing activities of continuing operations during 2000 consisted primarily of approximately $40 million, plus related fees and expenses, to acquire the life sciences division of GSI Lumonics, Inc., $0.5 million to acquire a 51% interest in Carl Consumable Products, LLC, $1.3 million to acquire certain net operating assets of Cambridge Imaging Limited and $5.0 million of contingent earnout payments associated with the CCS Packard acquisition. In addition, we spent approximately $6.4 million on capital equipment and improvements. In 1999, investing activities consisted primarily of earnout payments associated with the CCS Packard acquisition. During 1999, capital expenditures totaled $5.9 million.

      The acquisition of the life sciences division of GSI Lumonics, Inc. had a significant effect on our consolidated financial position through the creation of approximately $90.5 million of goodwill. Such goodwill, which we are currently amortizing over 20 years for financial statement purposes, is deductible for income tax purposes over a 15 year period. In addition, goodwill for income tax purposes is greater than that for financial reporting purposes, due to a different valuation assigned to the common stock portion of the total acquisition consideration, resulting in a further reduction in future income tax cash requirements.

      The net proceeds from the sale of our Canberra operating segment, after income taxes payable and cash expenses directly related to the sale and after the repurchase of options held by Canberra employees, was approximately $130 million. We used $71 million of the net proceeds to repay the outstanding balance on our credit facility on February 28, 2001. We intend to use the remainder of the net proceeds to increase spending associated with research and development, new product development, enhancement of existing products and strategic partnerships and acquisitions, and for general corporate purposes. Under the terms of our senior subordinated notes, if we do not use the net proceeds, as defined in the indenture governing the notes, from the sale of Canberra to replace the assets sold or permanently repay our senior indebtedness prior to February 22, 2002, we must use up to approximately $82 million of the net proceeds to repurchase our senior subordinated notes.

      Financing activities during 2000 consisted primarily of our receipt of the net proceeds from our initial public offering and our use of a substantial portion of such proceeds, combined with available invested cash, to pay down indebtedness. We used additional borrowings under our revolving credit facility to fund $5.0 million of contingent earnout payments related to the year ended December 31, 1999 and a portion of our cash acquisition requirements during 2000 as well as the semi-annual interest payments due in March and September 2000 on our outstanding subordinated notes. We also used the borrowings to fund operating requirements, as needed. In addition, proceeds from the exercise of stock options totaled $7.1 million during 2000. During 1999, financing activities consisted primarily of borrowings under the revolving credit facility to fund $4.5 million of contingent earnout payments associated with the CCS Packard acquisition. In addition, borrowings during 1999 were used to make the semi-annual subordinated notes interest payments and to fund operating requirements, as needed.

      In connection with amending and restating our credit agreement in August 2000, we terminated our term loan and increased our revolving credit facility from $75 million to $100 million. Based upon a stipulated formula in the credit agreement, the revolving credit facility was decreased by $35 million upon completion of the sale of Canberra. The revolving credit facility prohibits us from paying cash dividends on our common stock. In addition, pursuant to the guarantee and collateral agreement supporting the revolving credit facility, we have pledged substantially all of our assets as collateral.

      Net cash provided by (used for) continuing operations was $0.9 million for 1999, and $5.8 million for 1998. The 1999 operating cash flow is primarily a result of that year's operating results prior to non-cash charges, including the favorable effect of a full year of operations of the CCS Packard and BioSignal Packard acquisitions. These increases were partially offset by an increase in working capital, primarily accounts receivable and inventories. The 1998 operating cash flow is also a result of that year's operating performance prior to non-cash charges, as well as the addition of CCS Packard and BioSignal Packard during that year. The 1998 operating cash flow also includes $10.8 million from the sale of our gas generation product line. Continuing operations utilized cash in both 1999 and 1998 to reduce vendor accounts payable and accrued expenses. In addition, operating cash flows reflected increases in accounts receivable in both 1999 and 1998, primarily as a result of fourth quarter sales that were not collected from customers until the first quarter of the respective following year.

      Net cash used for investing activities of continuing operations was $11.8 million in 1999 and $14.9 million in 1998. During 1998 and 1999, our use of cash for investing purposes increased in accordance with our strategic plan and direction. During 1999 and 1998, cash used to acquire businesses consisted of the following transactions:

      o the acquisition of CCS Packard, which we initially purchased in 1998 for approximately $1.5 million of our common stock and $6.3 million in cash, plus contingent earnout payments; and

      o the acquisition of BioSignal Packard, which we invested in initially in 1997 and purchased the remaining interest of 81% in 1998 for approximately $100,000 of our common stock and $8.6 million in cash.

      We have also invested significant amounts of cash in our infrastructure to provide for the needs of our growing business. We acquired a new building for our operations in The Netherlands and CCS Packard leased a facility requiring leasehold and other improvements. Related to our growth strategy is our investment of available cash in partnerships and other ventures that we believe will bring future financial benefits.

      Net cash provided by financing activities was $34.9 million in 1999 and $0.2 million in 1998. During 1998 and 1999, financing cash flow proceeds consisted primarily of borrowings under our revolving credit facility to fund strategic acquisitions as well as to fund working capital requirements, as needed. We repaid such borrowings to the extent possible, from operating cash flows and other sources.

      As of December 31, 2000, we had approximately $48.9 million of funds available under our $100 million revolving credit facility, as amended and restated. Monies available under this credit facility are subject to certain restrictions and provisions. In February 2001, the credit facility was reduced to $65 million as a result of the sale of Canberra. The revolving credit facility matures in 2005 and bears interest at the Eurodollar rate plus 1.25% to 2.75% or the cost of funds rate, as defined in the revolving credit facility, plus 0.25% to 1.75%. The revolving credit facility contains certain customary financial covenants. We were in compliance with all covenants as of December 31, 2000.

      Our senior subordinated notes are redeemable after March 1, 2002, starting at 104.688%, reducing over time to March 1, 2004, at which time they are redeemable at 100%. Upon a change of control, as defined in the notes, the holders have the right to require us to repurchase all or part of the notes at a purchase price equal to 101% of the notes' principal amount. As of December 31, 2000, we have repurchased an aggregate of $31.9 million of the $150 million original outstanding amount of our notes.

Seasonality

      The following table summarizes the seasonality of our revenues and income from operations by quarter for the last three years:

                                                                                        2000
                                                                                        ----
                                                    First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                                                    -------------       --------------        -------------       --------------
Revenues......................................           24%                  23%                  23%                  30%
Income from operations........................          (19%)               (104%)                (50%)                273%
Income from operations, as adjusted...........           36%                  27%                  13%                  24%

                                                                                        1999
                                                                                        ----
                                                    First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                                                    -------------       --------------        -------------       --------------
Revenues......................................           24%                  23%                  23%                  30%
Income from operations........................           37%                  27%                  15%                  21%
Income from operations, as adjusted...........           30%                  22%                  12%                  36%
                                                                                        1998
                                                                                        ----
                                                    First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                                                    -------------       --------------        -------------       --------------
Revenues......................................           20%                  24%                  25%                  31%
Income from operations........................           4%                   25%                  5%                   66%
Income from operations, as adjusted...........           20%                  35%                  28%                  17%

      The "as adjusted" percentages above exclude the effect of:

      o charges of $6.1 million related to purchased in-process research and development in 1998;

      o a charge of $1.5 million in 1998 to expense the fair market value adjustment associated with acquired inventories;

      o a gain of $10.8 million recognized in 1998 in connection with the sale of our gas generation product line;

      o charges of $2.7 million associated with the termination of a product line and the modification of a license in 1999;

      o     a stock compensation charge of $1.0 million in December 1999;

      o charges of $12.1 million related to the write-off of purchased in-process research and development in 2000;

      o a stock compensation charge of $4.7 million in the first quarter of 2000; and

      o a $1.9 million charge in December 2000 primarily to write-off long-lived assets which had become impaired.

      We believe that the presentation of the "as adjusted" information, and the exclusion of the above charges or income from income from operations, is relevant and useful information as such items represent specific, isolated situations in our operating history. Additional disclosure of such items is provided in the notes to the consolidated financial statements included elsewhere in this Form 10-K. The presentation of the "as adjusted" information is intended to provide a more normalized indication as to the seasonality of our business. It is not intended to, and should not be considered, more meaningful than the information presented on an "as reported" basis. In addition, our presentation of the "as adjusted" information as an indication of the seasonality of our business may not be comparable to similarly titled measures reported by other companies.

      Our revenues are traditionally the highest in the fourth quarter of the year due primarily to the spending patterns of many of our customers. The seasonality of our income from operations does not necessarily correlate to that of our revenues due to the following:

      o variances in the mix of the instruments which we sell throughout the year and the related gross margins earned on such sales;

      o the impact of foreign currency exchange rate fluctuations, particularly to the extent that such exposures are not covered by forward exchange contracts; and

      o variances in the mix of our revenues, between instruments, consumables and services, throughout the year and the effect that the different margins of such types of revenues have on our overall operating results.

Backlog

      As of January 31, 2001 and 2000, our order backlog was approximately $24.5 million and $17.9 million, respectively. We expect that substantially all of the backlog as of January 31, 2001 will be filled by December 31, 2001. We typically do not experience any seasonality in our backlog.

      We include in backlog only those orders for which we have received purchase orders, and do not include orders for service. Our backlog as of any particular date may not be representative of actual sales for any succeeding period.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was amended by SFAS No. 138. We purchase forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of our foreign operations which are not designated as hedging instruments under SFAS No. 133, as amended. Effective January 1, 2001, we will reflect such forward contracts in our financial statement at their current market values based upon the actual exchange rates in effect as compared to the forward contract rates. Any resulting gains and losses will be reflected in our consolidated statements of income. We do not anticipate that the adoption of this statement will have a material effect on our consolidated operating results or financial position upon adoption. As of December 31, 2000, there were unrealized losses totaling $0.2 million on outstanding foreign currency forward contracts.

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101, among other things, provides guidance on revenue recognition when customer acceptance and installation provisions exist. We have quantified the impact of adopting SAB No. 101 and the effect on our consolidated financial position and results of operations is immaterial. Accordingly, we did not record any cumulative catch-up adjustment as of January 1, 2000.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Foreign currency risk and interest rate risk are the primary sources of market risk to our operations. We manage exposure on certain foreign currency risks through the use of foreign currency forward contracts primarily for the purpose of hedging firm inventory purchase commitments. We do not enter into contracts for trading purposes. Outstanding foreign currency forward contracts as of December 31, 2000 totaled $5.4 million in U.S. dollar equivalents. As of December 31, 2000, unrealized gains (losses) on foreign currency contracts were not significant.

      As of December 31, 2000, the carrying value and fair value, based on the quoted terms, of the senior subordinated notes was $118,145,000 and $105,149,000, respectively. As of December 31, 1999 the carrying value and fair value of the senior subordinated notes was $150,000,000 and $137,175,000, respectively.

      As of December 31, 2000 and 1999, we had aggregate variable rate long-term debt of approximately $54.3 million and $79.9 million, respectively. The 2000 balance consisted primarily of outstanding borrowings on our revolving credit facility. The 1999 balance included borrowings outstanding on our term loan of $37.4 million and on our revolving credit facility of $36.9 million. A 10% change in interest rates would have changed the annual interest expense on such long-term debt as of December 31, 2000 and 1999 by approximately $282,000 and $580,000, respectively. As of December 31, 2000 and 1999, $25.1 million and $28.5 million, respectively, of the outstanding borrowings on our revolving credit facility were denominated in currencies other than the U.S. dollar, primarily the Eurodollar. To the extent such borrowings remain outstanding, we will be subject to risks associated with future foreign exchange fluctuations. On February 28, 2001, the amounts outstanding on the revolving credit facility were repaid from a portion of the proceeds from the sale of Canberra.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                                                Page
                                                                                                                                ----
Packard Bioscience Company
Audited Consolidated Financial Statements:
  Report of Independent Public Accountants................................................................................        41
  Consolidated Balance Sheets as of December 31, 1999 and 2000............................................................        42
  Consolidated Statements of Income (Loss) for the Years Ended December 31, 1998, 1999 and 2000...........................        43
  Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1998, 1999 and 2000.............        44
  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1998, 1999 and 2000..........        45
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000..............................        46
  Notes to Consolidated Financial Statements..............................................................................        47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Packard BioScience Company:

      We have audited the accompanying consolidated balance sheets of Packard BioScience Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packard BioScience Company and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 8, 2001, except
for the second paragraph of Note 1
and all of Note 15 as to which the
date is February 28, 2001

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 2000
                    (In thousands, except per share amounts)

                                                                                                  1999         2000
                                                                                                  ----         ----
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................................   $   4,432    $  13,294
  Accounts receivable, net .................................................................      34,163       32,578
  Inventories, net .........................................................................      18,791       22,129
  Deferred income taxes ....................................................................       3,695       15,089
  Net current assets of discontinued operations (Note 15) ..................................      31,382       31,868
  Other ....................................................................................       3,558        6,700
                                                                                               ---------    ---------
      Total current assets .................................................................      96,021      121,658
                                                                                               ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and improvements ....................................................................       1,175        1,329
  Buildings and improvements ...............................................................      10,271       10,438
  Machinery, equipment and furniture .......................................................      13,358       15,793
                                                                                               ---------    ---------
                                                                                                  24,804       27,560
  Less: Accumulated depreciation ...........................................................     (11,560)     (13,208)
                                                                                               ---------    ---------
                                                                                                  13,244       14,352
                                                                                               ---------    ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization ................................................      19,855      115,010
  Deferred financing costs, net of accumulated amortization ................................       6,801        4,196
  Investments ..............................................................................         797        2,116
  Net noncurrent assets of discontinued operations (Note 15) ...............................      36,428       36,709
  Deferred income taxes ....................................................................          --        3,828
  Other ....................................................................................       9,412        8,223
                                                                                               ---------    ---------
                                                                                                  73,293      170,082
                                                                                               ---------    ---------
                                                                                               $ 182,558    $ 306,092
                                                                                               =========    =========
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable ............................................................................   $   2,429    $   1,884
  Current portion of long-term debt ........................................................       1,787        1,183
  Accounts payable .........................................................................      12,759       11,697
  Accrued liabilities ......................................................................      20,893       19,019
  Accrued acquisition payments .............................................................       4,930        5,409
  Income taxes payable .....................................................................       3,997        1,622
  Deferred income ..........................................................................      10,660        9,485
                                                                                               ---------    ---------
      Total current liabilities ............................................................      57,455       50,299
                                                                                               ---------    ---------
LONG-TERM DEBT, less current portion .......................................................     225,710      169,344
                                                                                               ---------    ---------
DEFERRED INCOME TAXES ......................................................................       4,471           --
                                                                                               ---------    ---------
OTHER NONCURRENT LIABILITIES ...............................................................       2,812        3,176
                                                                                               ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 15)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock (68,515,515 and 81,997,215 shares issued and 46,268,825 and 67,631,019 shares
  outstanding as of December 31, 1999 and 2000, respectively) ..............................         137          164
  Paid-in capital ..........................................................................       1,827      168,562
  Accumulated deficit ......................................................................     (12,895)     (22,469)
  Accumulated other comprehensive income (cumulative translation adjustment) ...............         527           65
                                                                                               ---------    ---------
                                                                                                 (10,404)     146,322
  Treasury stock, at cost ..................................................................     (96,920)     (62,718)
  Deferred compensation ....................................................................        (566)        (331)
                                                                                               ---------    ---------
                                                                                                 (97,486)     (63,049)
                                                                                               ---------    ---------
      Total stockholders' equity (deficit) .................................................    (107,890)      83,273
                                                                                               ---------    ---------
                                                                                               $ 182,558    $ 306,092
                                                                                               =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                    (In thousands, except per share amounts)

                                                                                     1998         1999         2000
                                                                                     ----         ----         ----
Net product sales ..............................................................   $  93,796    $  94,989    $ 101,811
Service revenue ................................................................      25,457       33,026       31,365
Chemicals and supplies sales ...................................................      26,982       30,875       32,199
                                                                                   ---------    ---------    ---------
                                                                                     146,235      158,890      165,375
                                                                                   ---------    ---------    ---------
Cost of product sales ..........................................................      37,550       38,260       39,120
Other costs of product sales (Note 12) .........................................          --        2,703           --
Service expense ................................................................      19,787       25,614       23,840
Cost of chemicals and supplies sales ...........................................      10,253       11,733       10,679
Amortization of acquired inventory step-up (Note 11) ...........................       1,500           --           --
                                                                                   ---------    ---------    ---------
                                                                                      69,090       78,310       73,639
                                                                                   ---------    ---------    ---------
  Gross profit .................................................................      77,145       80,580       91,736
Research and development expenses ..............................................      23,160       22,796       28,358
Selling, general and administrative expenses (Note 5) ..........................      37,844       42,020       53,229
Purchased in-process research and development charges (Note 11) ................       6,120           --       12,100
Other operating expense (income), net (Note 13) ................................     (10,753)          --        1,881
                                                                                   ---------    ---------    ---------
  Income (loss) from operations ................................................      20,774       15,764       (3,832)
Interest expense (Note 15) .....................................................     (21,097)     (22,425)     (19,098)
Interest income ................................................................         460          331        1,296
Gain on sale of equity securities (Note 1) .....................................       3,155           --           --
                                                                                   ---------    ---------    ---------
  Income (loss) from continuing operations before provision for income taxes and
  extraordinary items, net .....................................................       3,292       (6,330)     (21,634)
(Provision for) benefit from income taxes ......................................      (2,437)      (1,620)      10,791
                                                                                   ---------    ---------    ---------
  Income (loss) from continuing operations before extraordinary items, net .....         855       (7,950)     (10,843)
Income from discontinued operations, net of income taxes .......................       1,050        7,752        4,106
                                                                                   ---------    ---------    ---------
  Income (loss) before extraordinary items, net ................................       1,905         (198)      (6,737)
Extraordinary items, net of income taxes .......................................          --           --          369
                                                                                   ---------    ---------    ---------
  Net income (loss) ............................................................   $   1,905    $    (198)   $  (6,368)
                                                                                   =========    =========    =========
Basic and Diluted Per Share Information:
  Income (loss) from continuing operations .....................................   $    0.02    $   (0.17)   $   (0.19)
  Income from discontinued operations, net .....................................        0.02         0.17         0.07
  Extraordinary items, net .....................................................          --           --         0.01
                                                                                   ---------    ---------    ---------
  Net income (loss) ............................................................   $    0.04    $   (0.00)   $   (0.11)
                                                                                   =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (In thousands)

                                                               1998       1999       2000
                                                               ----       ----       ----
Net income (loss) ........................................   $ 1,905    $  (198)   $(6,368)
                                                             -------    -------    -------
Other comprehensive income (loss):
  Foreign currency translation adjustments ...............     1,792       (921)       462
  Unrealized investment income (loss), net of income taxes      (990)        --         --
  Reclassification adjustments, net ......................    (1,895)        --         --
                                                             -------    -------    -------
Other comprehensive income (loss) ........................    (1,093)      (921)       462
                                                             -------    -------    -------
Comprehensive income (loss) ..............................   $   812    $(1,119)   $(5,906)
                                                             =======    =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                      (In thousands, except share amounts)

                                               Common Stock
                                               ------------
                                                                                   Cumulative      Unrealized
                                                                     Paid-in      Translation      Investment       Accumulated
                                            Shares        Amount     Capital       Adjustment      Gains, Net         Deficit
                                            ------        ------     -------       ----------      ----------         -------
BALANCE,
December 31, 1997.....................    68,609,115       $137     $     --         $ (344)        $  2,885         $(10,220)
Net shares forfeited in connection
  with restricted stock plan
  including deferred compensation
  and amortization....................       (40,500)                                                                     (36)
Shares issued in connection with
  exercise of stock options,
  including related tax benefits......         2,000                                                                     (406)
Purchase of treasury stock............
Sale of treasury stock................                                                                                   (108)
Issuance of shares in connection
  with acquisitions...................                                                                                 (1,147)
Change during year....................                                                1,792
Unrealized investment gains, net of
  income taxes........................                                                                (2,885)
Net income............................                                                                                  1,905
                                          ----------       ----     --------         ------         --------         --------
BALANCE,
December 31, 1998.....................    68,570,615       $137     $     --         $1,448         $     --         $(10,012)
Net shares forfeited in connection
  with restricted stock plan
  including deferred compensation
  and amortization....................       (55,100)                                                                     (57)
Net shares issued in connection
  with exercise of stock options,
  including related tax benefits......                                                                                 (2,628)
Compensation expense recognized in
  connection with grant of stock
  options.............................                                 1,827
Purchase of treasury stock............
Change during year....................                                                 (921)
Net loss..............................                                                                                   (198)
                                          ----------       ----     --------         ------         --------         --------
BALANCE,
December 31, 1999.....................    68,515,515       $137     $  1,827         $  527         $     --         $(12,895)

                                                Treasury Stock
                                                --------------

                                                                         Deferred
                                              Shares       Amount      Compensation
                                              ------       ------      ------------
BALANCE,
December 31, 1997.....................      23,583,245   $(103,448)       $(1,024)
Net shares forfeited in connection
  with restricted stock plan
  including deferred compensation
  and amortization....................                                        229
Shares issued in connection with
  exercise of stock options,
  including related tax benefits......        (215,515)        932
Purchase of treasury stock............          82,140        (227)
Sale of treasury stock................         (50,000)        219
Issuance of shares in connection
  with acquisitions...................        (580,230)      3,183
Change during year....................
Unrealized investment gains, net of
  income taxes........................
Net income............................
                                            ----------   ---------        -------
BALANCE,
December 31, 1998.....................      22,819,640   $ (99,341)       $  (795)
Net shares forfeited in connection
  with restricted stock plan
  including deferred compensation
  and amortization....................                                        229
Net shares issued in connection
  with exercise of stock options,
  including related tax benefits......      (1,101,215)      4,821
Compensation expense recognized in
  connection with grant of stock
  options.............................
Purchase of treasury stock............         528,265      (2,400)
Change during year....................
Net loss..............................
                                            ----------   ---------        -------
BALANCE,
December 31, 1999.....................      22,246,690   $ (96,920)       $  (566)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               Common Stock
                                               ------------
                                                                                   Cumulative
                                                                     Paid-in      Translation       Accumulated
                                            Shares        Amount     Capital       Adjustment         Deficit
                                            ------        ------     -------       ----------         -------
BALANCE,
December 31, 1999.....................    68,515,515       $137     $  1,827         $  527          $(12,895)
Net shares forfeited in connection
  with restricted stock plan
  including deferred compensation
  and amortization....................       (40,500)                    (68)
Net shares issued in connection
  with exercise of stock options,
  including related tax benefits......                                 2,271                           (3,206)
Sale of common stock,
  net of expenses.....................    13,522,200         27      110,415
Issuance of shares in connection
  with acquisition....................                                45,628
Compensation expense recognized in
  connection with grant of stock
  options, gifted common stock and
  accelerated stock option vesting ...                                 8,489
Purchase of treasury stock............
Change during year....................                                                 (462)
Net loss..............................                                                                 (6,368)
                                          ----------       ----     --------         ------          --------
BALANCE, December 31, 2000............    81,997,215       $164     $168,562         $   65          $(22,469)
                                          ==========       ====     ========         ======          ========

                                               Treasury Stock
                                               --------------

                                                                        Deferred
                                             Shares       Amount      Compensation
                                             ------       ------      ------------
BALANCE,
December 31, 1999.....................     22,246,690   $ (96,920)       $  (566)
Net shares forfeited in connection
  with restricted stock plan
  including deferred compensation
  and amortization....................                                       235
Net shares issued in connection
  with exercise of stock options,
  including related tax benefits......     (3,331,645)     14,378
Sale of common stock,
  net of expenses.....................        (90,138)        391
Issuance of shares in connection
  with acquisition....................     (4,495,711)     19,558
Compensation expense recognized in
  connection with grant of stock
  options, gifted common stock and
  accelerated stock option vesting ...
Purchase of treasury stock............         37,000        (125)
Change during year....................
Net loss..............................
                                           ----------   ---------        -------
BALANCE, December 31, 2000............     14,366,196   $ (62,718)       $ (331)
                                           ==========   =========        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (In thousands)

                                                                                            1998          1999         2000
                                                                                            ----          ----         ----
OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss) .....................................................................   $   1,905    $    (198)   $  (6,368)
Adjustments to reconcile net income (loss) to income (loss) from continuing operations:
       Income from discontinued operations, net of income taxes .......................      (1,050)      (7,752)      (4,106)
                                                                                          ---------    ---------    ---------
       Income (loss) from continuing operations, including extraordinary items ........         855       (7,950)     (10,474)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
  Depreciation and amortization of intangibles ........................................       5,822        6,811        8,515
  Amortization of deferred financing costs ............................................       1,545        1,545        1,202
  Other costs of product sales (Note 12) ..............................................          --        2,703           --
  Purchased in-process research and development charges (Note 11) .....................       6,120           --       12,100
  Amortization of acquired inventory step-up (Note 11) ................................       1,500           --           --
  Non-cash stock compensation charges (Note 5) ........................................          --        1,037        4,724
  Non-cash deferred financing fees write-off (Note 14) ................................          --           --        2,593
  Write-off of impaired assets and other charges (Note 13) ............................          --           --        1,881
  Gain on sale of equity securities ...................................................      (3,155)          --           --
  Deferred income taxes, net ..........................................................        (731)          25      (15,010)
  Other, net ..........................................................................         253         (202)         676
  Changes in assets and liabilities excluding effects of acquisitions:
       Decrease (increase) in accounts receivable .....................................        (212)      (2,526)       5,728
       Increase in inventories ........................................................      (1,254)      (3,431)      (1,304)
       Decrease (increase) in other current assets ....................................         160          (89)      (2,921)
       Increase in other noncurrent operating assets ..................................      (3,006)        (460)      (1,382)
       Increase (decrease) in accounts payable and other accrued expenses .............      (4,692)      (2,051)      (7,514)
       (Decrease) increase in deferred income .........................................       1,940        3,271       (1,832)
       (Decrease) increase in other noncurrent liabilities ............................         658        2,172          725
                                                                                          ---------    ---------    ---------
       Net cash provided by (used for) continuing operations ..........................       5,803          855       (2,293)
       Net cash provided by discontinued operations ...................................       7,156        5,630       12,762
                                                                                          ---------    ---------    ---------
       Net cash provided by operating activities ......................................      12,959        6,485       10,469
                                                                                          ---------    ---------    ---------
INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Acquisition of businesses, net of acquired cash .......................................     (11,123)      (4,546)     (49,199)
Investments in equity securities ......................................................         (68)          --       (1,255)
Capital expenditures ..................................................................      (4,992)      (5,946)      (6,384)
Product lines, patent rights and licenses acquired ....................................      (2,889)      (1,292)      (1,794)
Proceeds from sale of investments .....................................................       4,181           --           --
Proceeds from sale of fixed assets ....................................................          --           --          302
                                                                                          ---------    ---------    ---------
       Net cash used for continuing operations ........................................     (14,891)     (11,784)     (58,330)
       Net cash used for discontinued operations ......................................      (2,124)     (28,017)      (3,638)
                                                                                          ---------    ---------    ---------
       Net cash used for investing activities .........................................     (17,015)     (39,801)     (61,968)
                                                                                          ---------    ---------    ---------
FINANCING ACTIVITIES:
Borrowings of long-term debt ..........................................................      41,500       57,388       79,820
Repayments of long-term debt ..........................................................     (43,058)     (22,700)    (135,218)
Purchase of treasury stock ............................................................        (121)        (281)        (125)
Proceeds from sale of treasury stock ..................................................         481          299          263
Proceeds from sale of common stock ....................................................          --           --      110,028
(Decrease) increase in notes payable to banks .........................................       1,291          174         (301)
Proceeds from exercise of stock options, including tax benefits .......................          57           --        7,132
                                                                                          ---------    ---------    ---------
       Net cash provided by (used for) financing activities ...........................         150       34,880       61,601
                                                                                          ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................................       1,260       (1,917)      (1,528)
                                                                                          ---------    ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS .............................................      (2,646)        (353)       8,574
CASH AND CASH EQUIVALENTS, beginning of year ..........................................      10,575        7,929        7,576
                                                                                          ---------    ---------    ---------
                                                                                              7,929        7,576       16,150
Cash of discontinued operations .......................................................      (1,322)      (3,144)      (2,856)
                                                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year ................................................   $   6,607    $   4,432    $  13,294
                                                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
       Interest .......................................................................   $  20,718    $  20,986    $  17,492
                                                                                          =========    =========    =========
       Income taxes ...................................................................   $   4,616    $   5,050    $   5,175
                                                                                          =========    =========    =========
NON-CASH TRANSACTIONS:
Stock received in connection with cashless option exercise (Note 5) ...................   $      --    $   1,411    $      --
                                                                                          =========    =========    =========
Stock issued in connection with acquisitions (Note 11) ................................   $   1,620    $      --    $  65,184
                                                                                          =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000

1. Operations and Significant Accounting Policies

Operations

      Packard BioScience Company, a Delaware corporation, and subsidiaries (the "Company") is a leading global developer, manufacturer and marketer of instruments and related consumables and services for use in drug discovery and life sciences research.

      On February 27, 2001, the Company sold its Canberra division to COGEMA, S.A. for $170 million. The net proceeds, after estimated income taxes payable and cash expenses directly related to the sale and after repurchases of options held by Canberra employees, were approximately $130 million. On February 28, 2001, the Company used $71 million of the proceeds to repay the outstanding balance on its credit facility. The accompanying consolidated financial statements have been reclassified to reflect the net assets and operating results of the Canberra operating segment as a discontinued operation. The amounts below relate only to the Company's continuing operations unless otherwise noted.

      As a result of the sale of Canberra, the Company now operates and is managed as a single segment for financial reporting purposes.

Consolidation

      The accompanying consolidated financial statements include the accounts of Packard BioScience Company and its majority-owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

Foreign operations

      The Company translates foreign currency financial statements using the current rate method. Translation gains and losses are recorded as a separate component of stockholders' equity (deficit), cumulative translation adjustment. Gains and losses result from transactions which are denominated in other than functional currencies. Such gains and losses are included in cost of product sales in the accompanying consolidated statements of income (loss).

      The Company purchases various foreign currency forward contracts primarily for the purpose of hedging firm inventory purchase commitments. The Company recognizes gains and losses from the settlement of forward contracts in the consolidated statements of income (loss). As of December 31, 1999 and 2000, the Company had total forward contracts outstanding of approximately $2,300,000 and $5,359,000, respectively, whose settlement prices approximated year end exchange rates. The following table summarizes by currency the outstanding forward contracts as of December 31, 1999 and 2000 (in thousands):

                                                          1999             2000
                                                          ----             ----

Japanese Yen .................................           $2,000           $  900
British Pound Sterling .......................               --            2,000
German Deutschmark ...........................               --            1,609
French Franc .................................               --              600
All other ....................................              300              250
                                                         ------           ------
                                                         $2,300           $5,359
                                                         ======           ======

      The forward contracts outstanding at December 31, 2000 mature at various times through July 2001. Transaction gains (losses), inclusive of forward contracts settled, were $264,000, ($589,000) and ($266,000) in 1998, 1999 and
2000, respectively.

Cash and cash equivalents

      The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Inventories

      Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. A reserve for potential nonsaleable inventory due to excess stocks or obsolescence is provided based upon a detailed review of inventory components, past history and expected future usage.

Property, plant and equipment

      Property, plant and equipment are recorded at cost. Machinery, equipment, furniture and leasehold improvements are depreciated using the straight-line method over their estimated useful lives or term of the lease, if shorter, ranging from 2 to 20 years. Buildings and improvements are depreciated over 5 to 40 years using the straight-line method.

Goodwill, net of amortization

      The Company estimates the life of goodwill for each individual acquisition based upon the nature of the operations and the core technologies acquired. Goodwill included in the accompanying consolidated balance sheets is being amortized over 20 to 40 years, representing the estimated period to be benefited. As of December 31, 1999 and 2000, accumulated amortization was approximately $1,167,000 and $3,253,000, respectively.

Deferred financing costs, net of amortization

      Deferred financing costs includes the portion of fees incurred by the Company for issuance of debt instruments in connection with its 1997 Recapitalization, including the initial purchasers' discount (see Note 10). Such costs are being amortized over the average life of the debt to which they relate, ranging from 5 to 10 years (see Note 14). Accumulated amortization of deferred financing costs was $4,378,000 and $5,580,000 as of December 31, 1999 and 2000, respectively.

Investments

      During 1998, the Company held investment securities of a publicly traded company. Such investments were available for sale and, as such, all unrealized gains and losses were reflected in a separate component of stockholders' equity (deficit), net of income taxes. Such investments were sold during 1998 for a gain of $3,155,000.

Patent rights and license acquisitions

      The Company capitalizes amounts paid for patent rights and licenses acquired to manufacture and sell certain products. These amounts are amortized over the lives of the respective agreements or the estimated lives of the related products, if shorter. The amortization periods range from 3 to 10 years. As of December 31, 1999 and 2000, the Company had an unamortized balance of $5,489,000 and $4,738,000, respectively, associated with patent rights and license acquisitions, which amounts were reflected in other assets in the accompanying consolidated balance sheets.

Long-lived assets

      The Company reviews long-lived assets, including identifiable intangible assets, to be held and used (including capitalized costs related to licenses) for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future cash flows (undiscounted and without interest) are less than the carrying value of the asset, an impairment loss is recognized. Impairment losses are measured as the difference between the carrying value of the asset, including goodwill if applicable, and the fair value of the asset. If goodwill was identified with assets subject to an impairment loss, the loss would first be applied to reduce any goodwill. As of December 31, 1999 and 2000, the Company believes there was no impairment of the long-lived assets as reported in the accompanying consolidated balance sheets. Refer to Notes 12 and 13 for a description of the Company's write-off of certain long-lived assets during 1999 and 2000. None of the assets written-off were acquired in a business combination.

Revenue recognition and deferred income

      The Company generates revenues from the sale of products and related consumables and service revenue. The Company provides installation for certain product sales. Since installation for the product sales is deemed inconsequential and perfunctory, as defined in Staff Accounting Bulletin 101, and when customer acceptance provisions exist, the Company can demonstrate that the product meets such specifications prior to shipment, product revenue is recognized when delivery has occurred and title has transferred. Estimated costs of installation are accrued when product revenue is recognized. When the Company is unable to demonstrate that the product meets customer specifications before shipment, no revenue is recorded until customer acceptance has occurred.

      When the Company's instruments contain embedded software which is not deemed to be incidental to the product, the sale falls within the scope of SOP 97-2 "Software Revenue Recognition." In these cases, since the product and the embedded software are delivered at the same time, there are no extended payment terms and no significant obligations remain, revenue on the product and software are recognized when the related product is delivered and title has transferred.

      Revenues from service contracts are recognized on a straight-line basis over the contract period. Deferred income results from the advance billing of certain field service maintenance contracts and other customer advances.

Shipping and handling revenues and expenses

      Shipping and handling revenues are included in net product sales and shipping and handling expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income
(loss). Shipping and handling expenses were $2,100,000, $2,400,000 and $2,500,000, for the years ended December 31, 1998, 1999 and 2000, respectively.

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

      The Company has not provided for possible U.S. taxes on undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Undistributed earnings of foreign subsidiaries considered to be reinvested indefinitely amounted to $11,043,000 and $18,980,000 at December 31, 1999 and

2000, respectively. If and when earnings are repatriated, credit for foreign taxes already paid on subsidiary earnings and withholdings may offset a portion of applicable U.S. income taxes.

Earnings per share

      Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is dilutive. Basic and diluted weighted average shares outstanding during the years ending December 31, 1998, 1999 and 2000 are as follows:

                                                  1998         1999         2000
                                                  ----         ----         ----
Basic weighted average shares outstanding ..   45,574,160   45,803,495   58,442,738
Dilutive effect of outstanding stock options    2,109,225           --           --
                                               ----------   ----------   ----------
Diluted weighted average shares outstanding    47,683,385   45,803,495   58,442,738
                                               ==========   ==========   ==========

      For 1999 and 2000, 4,651,965 and 3,901,931 of common stock equivalents, respectively, were excluded from diluted weighted average shares outstanding as their effect was antidilutive.

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

Disclosures about fair values of financial instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as of December 31, 1999 and 2000:

      Cash and cash equivalents--The carrying amount approximates fair value because of the short maturity of those instruments.

      Notes payable--The fair value of the Company's notes payable are estimated to approximate recorded amounts due to the relative short maturity.

      Long-term debt--The fair value of the Company's long-term debt is estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for obligations with the same remaining maturities. The estimated fair value of the Senior Subordinated Notes (see Note 4) was $137,175,000 and $105,149,000 at December 31, 1999
      and 2000, respectively, based upon quoted terms at those dates. The estimated fair value of all other long-term debt approximated their carrying amount.

      Foreign currency contracts--The fair value of foreign currency contracts (primarily used for hedging firm commitments) is estimated by obtaining closing rates and comparing them to the actual contract rates. The total value of the open contracts approximated the estimated fair value.

New accounting standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes the accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was amended by SFAS No. 138. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations which are not designated as hedging instruments under SFAS No. 133, as amended. Effective January 1, 2001, the Company will reflect such forward contracts in its consolidated financial statements at their current market values based upon the actual exchange rates in effect as compared to the forward contracted rates. Any resulting gains and losses will be reflected in the Company's consolidated statements of income. This statement is not expected to have a material effect on the Company's consolidated operating results or financial position upon adoption. As of December 31, 2000, there were unrealized losses totaling $0.2 million on outstanding foreign currency forward contracts.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition when customer acceptance and installation provisions exist. The Company has quantified the impact of adopting SAB No. 101 and the effect on the Company's consolidated financial position and results of operations is de minimis since the Company's previous revenue recognition policies substantially complied with SAB No. 101. Accordingly, no cumulative catch-up adjustment was recorded as of January 1, 2000. As of December 31, 2000, revenue has been recorded in accordance with SAB No. 101 and remaining installation costs of $63,000 have been accrued.

      In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)." This interpretation clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The stock compensation charges included in the accompanying consolidated statements of income (loss) were recorded in accordance with the provisions of this interpretation after the effective dates of the interpretation and with Opinion 25 prior to the effective dates of FIN 44.

2. Accounts Receivable, Net

      Accounts receivable are net of allowances for doubtful accounts totaling $421,000 and $505,000 as of December 31, 1999 and 2000, respectively.

3. Inventories

      Inventories consisted of the following at December 31, 1999 and 2000 (in thousands):

                                                       1999              2000
                                                       ----              ----

Raw materials and parts ....................         $ 12,094          $ 11,330
Work in progress ...........................              644             1,022
Finished goods .............................            9,315            12,427
                                                     --------          --------
                                                       22,053            24,779
Excess and obsolete reserves ...............           (3,262)           (2,650)
                                                     --------          --------
                                                     $ 18,791          $ 22,129
                                                     ========          ========

4. Long-Term Debt

      The Company had the following long-term debt at December 31, 1999 and 2000, as described below (in thousands):

         As of December 31, 1999:

                                                  Interest Rate               Maturity           Current      Long-Term       Total
                                                  -------------               --------           -------      ---------       -----
Senior subordinated notes..................   9.375%                             2007             $   --       $150,000     $150,000
Term loan..................................   Eurodollar+2.75%                   2003                400         36,965       37,365
Revolving credit facility:
  Borrowings denominated in U.S. dollars...   Eurodollar+2.375%                  2002                 --          8,425        8,425
  Borrowings denominated in other currencies  Cost of funds+2.375%               2002                 --         28,513       28,513
Notes payable..............................   3.9%&4.0%                          2000              2,429             --        2,429
Other obligations..........................   1.875%&10.0%                    2000-2004            1,387          1,807        3,194
                                                                                                  ------       --------     --------
                                                                                                  $4,216       $225,710     $229,926
                                                                                                  ======       ========     ========

         As of December 31, 2000:

                                                  Interest Rate               Maturity           Current      Long-Term       Total
                                                  -------------               --------           -------      ---------       -----
Senior subordinated notes....................  9.375%                            2007             $   --       $118,145     $118,145
Revolving credit facility:
  Borrowings denominated in U.S. dollars.....  Eurodollar+2.75%                  2005                 --         26,000       26,000
  Borrowings denominated in other currencies.  Cost of funds+1.75%               2005                 --         25,116       25,116
Notes payable................................  5.90%                             2001              1,884             --        1,884
Other obligations............................  7.25%&8.30%                    2001-2005            1,183             83        1,266
                                                                                                  ------       --------     --------
                                                                                                  $3,067       $169,344     $172,411
                                                                                                  ======       ========     ========

      During 1997, the Company issued $150,000,000 principal amount of 9.375% senior subordinated notes (the "Senior Subordinated Notes") due March 1, 2007. The proceeds received from the sale of the Senior Subordinated Notes, net of initial purchasers' discount of $4,500,000, were used to repay certain of the outstanding indebtedness under previous obligations and to repurchase certain of the Company's outstanding common stock (see Note 10). The initial purchasers' discount is reflected as deferred financing costs in the accompanying consolidated balance sheets and is being amortized over the term of the Senior Subordinated Notes (10 years).

      The Senior Subordinated Notes are redeemable, at the option of the Company, after March 1, 2002, at rates starting at 104.688% of the principal amount reduced annually through March 1, 2004, at which time they become redeemable at 100% of the principal amount. According to the terms of the Senior Subordinated Notes, if a change of control occurs, as defined, each holder of Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount thereof. Other circumstances exist under the terms of the Senior Subordinated Notes which would permit or require the Company to partially redeem the Senior Subordinated Notes earlier than their stated maturity date (see Note
15).

      During 1997, the Company also entered into a senior credit agreement (the "Credit Agreement" and together with the Senior Subordinated Notes, the "Financings") with a group of banks which provided for a $40,000,000 term loan and availability of up to $75,000,000 in a revolving credit facility with a sub-limit for letters of credit up to $11,000,000 in the aggregate. The term loan was to mature in 2003 and bore interest, at the Company's option, at the customary base rate (defined as a certain bank's reference rate, or the federal funds rate plus 0.5%, whichever is higher), plus 1.75% (adjusted downward if the Company achieved certain financial ratio levels), or at the customary reserve adjusted Eurodollar rate plus 2.75%. On U.S. dollar denominated borrowings, the revolving credit facility bore interest, at the Company's option, at the customary base rate plus 1.375%, or at the customary reserve adjusted Eurodollar rate plus 2.375% (adjusted downward if the Company achieved certain financial ratio levels). Outstanding borrowings on the revolving credit facility which are denominated in currencies other than the U.S. dollar bore interest at the cost of funds rate plus 2.375% (adjusted downward if the Company achieved certain financial ratio levels). Cost of funds on non-U.S. dollar borrowings represents the rate at which deposits in the applicable currency would be offered by banks participating in the revolving credit facility. A maximum of $50 million could be borrowed in currencies other than the U.S. dollar. The credit agreement also provided for a commitment fee of 0.5% (adjusted downward if the Company achieves certain financial ratio levels) on any unused portion of the revolving credit facility. At December 31, 2000, the Eurodollar rate and cost of funds rate were 6.62% and 4.90%-6.00%, respectively.

      In August 2000, the Company amended and restated the Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement eliminated the term loan and increased the revolving credit borrowing capacity from $75 million to $100 million. However, upon completion of the sale of Canberra (see Note 15), the facility was reduced to $65 million. Under the terms of the Amended Credit Agreement, the outstanding revolving credit facility balance, if any, is due and payable on August 17, 2005. The Amended Credit Agreement modified certain of the financial covenants, including the calculation of the Company's consolidated leverage ratio. The maximum allowable consolidated leverage ratio, as defined, was 4 to 1 at December 31, 2000 and declines to 3 to 1 on December 31, 2004. As of December 31, 2000, the Company was in compliance with all covenants. Revolving credit borrowings bear interest at rates within a range, subject to the consolidated leverage ratio which the Company achieves. U.S. dollar denominated borrowings bear interest, at the Company's option, at the customary base rate plus 0.25% to 1.75% or the Eurodollar rate plus 1.25% to 2.75%. Borrowings in currencies other than the U.S. dollar bear interest at the cost of funds rate plus 1.75%. The Amended Credit Agreement requires a 0.5% commitment fee, adjusted downward if the Company achieves a consolidated leverage ratio of 2 to 1 or less. In connection with the Amended Credit Agreement, the Company pledged as collateral substantially all of the tangible and intangible assets of the Company and its active domestic subsidiaries and 65% of the capital stock of the Company's foreign subsidiaries.

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

      Notes payable existing at December 31, 1999 and 2000, consisted of amounts outstanding under overseas lines of credit which permitted maximum borrowings of approximately $5,800,000 and $3,500,000, respectively. Borrowings are due on demand. At December 31, 1999 and 2000, $2,429,000 and $1,884,000, respectively, were outstanding under these arrangements with interest rates ranging from 3.9% to 4.0% at December 31, 1999 and 5.9% at December 31, 2000. The weighted average interest rates on these borrowings were 4.3% and 5.9% in 1999 and 2000, respectively. The maximum amount outstanding on overseas lines of credit during 1999 and 2000 was $2,429,000 and $3,471,000, respectively.

      As of December 31, 2000, aggregate principal payments of long-term debt during the next five years ending December 31 and thereafter are as follows (in thousands):

2001..................................................................  $  3,067
2002..................................................................        49
2003..................................................................        24
2004..................................................................         2
2005..................................................................    51,124
Thereafter............................................................   118,145
                                                                        --------
Total.................................................................  $172,411
                                                                        ========

5. Common Stock and Stock Options

      At December 31, 2000, the Company had 200,000,000 shares of authorized common stock with a par value of $.002 per share and 1,000,000 shares of authorized preferred stock. On March 20, 2000, the Company's Board of Directors approved a 5-for-1 split of the Company's common stock. All share and per share information has been restated to reflect the effect of the split.

      On April 19, 2000, the Company completed a public sale of 13.5 million shares of the Company's common stock (the "Offering"). The Offering raised approximately $110 million after consideration of the underwriters' over-allotment and expenses associated with the Offering. The Company utilized a portion of the proceeds from the Offering to repay the balance outstanding on the term loan and to reduce the amount outstanding on the U.S. dollar denominated portion of its revolving credit facility. Additionally, the Company used a portion of the proceeds for open market purchases of its Senior Subordinated Notes (see Note 14). The Offering did not result in a change in control, as defined in the Senior Subordinated Notes. Accordingly, the Company was not required to repurchase any Senior Subordinated Notes as a result of the Offering. Upon consummation of the Offering, the Management Stockholders' right to require the Company to purchase common stock and options held by such Management Stockholders terminated.

      In March 2000, certain members of the Company's management transferred by gift 113,700 shares of their own Company common stock to substantially all of the Company's employees who on the date of the gifting did not own shares or options to purchase shares of the Company's stock. This resulted in non-cash compensation charges to the Company of $0.6 million and $0.4 million for continuing and discontinued operations, respectively, in the quarter ending March 31, 2000.

      The Company has granted non-qualified stock options to selected employees under the Canberra Industries, Inc. Stock Option Plan of 1971, as amended (the "1971 Plan") and the Management Stock Incentive Plan (the "1997 Plan") of 1997. In connection with the 1997 Recapitalization, the 1971 Plan was frozen and no additional options can be granted from this plan. There were 5,319,100 options outstanding under the 1997 Plan as of December 31, 2000. The 1997 Plan was frozen at the time of the Company's initial public offering. The exercise price of all of these options at the date of grant is the fair value. During 1997, the Company granted 1,325,000 performance options to various employees with an exercise price of $2.726, which exceeded the $2.225 fair value of the Company's stock on the date of grant, and in December 1999, the Company granted certain options with an exercise price less than fair value. The options expire at various dates through the year 2009. A summary of stock option activity is as follows:

                                                Number      Weighted Avg. Price
                                               of Shares         per Share
                                               ---------         ---------

Outstanding at December 31, 1997 ........      7,806,500         $ 1.856
Granted .................................      1,117,500           2.780
Cancelled ...............................       (164,000)          2.074
Exercised ...............................        (85,000)          1.604
                                              ----------         -------
Outstanding at December 31, 1998 ........      8,675,000           1.970
Granted .................................      2,226,250           3.326
Cancelled ...............................       (308,740)          2.266
Exercised ...............................     (1,131,215)          0.788
                                              ----------         -------
Outstanding at December 31, 1999 ........      9,461,295           2.420
Granted .................................      1,347,200          10.970
Cancelled ...............................       (182,450)          3.430
Exercised ...............................     (3,348,445)          2.190
                                              ----------         -------
Outstanding at December 31, 2000 ........      7,277,600         $ 4.072
                                              ==========         =======

      As of December 31, 2000, the outstanding options had the following characteristics:

                                                          Weighted              Number            Weighted Average
                                        Weighted          Average             Exercisable          Exercise Price
   Number          Range of             Average          Remaining               as of                  as of
Outstanding     Exercise Prices     Exercise Price    Contractual Life     December 31, 2000      December 31, 2000
-----------     ---------------     --------------    ----------------     -----------------      -----------------
 5,960,600       $1.287-$3.352          $2.5200           4.9 years             5,960,600              $2.5200
   896,500          $9.000              $9.0000           9.3 years                    --                   --
   420,500      $10.250-$26.750         $5.4022           9.6 years                    --                   --
 ---------                                                                      ---------
 7,277,600                                                                      5,960,600
 =========                                                                      =========

      During 1999, 870,955 options were exercised through a process whereby employees tendered mature common shares owned by them with an aggregate value equivalent to the aggregate option exercise price of those options being exercised. Common shares with a value equivalent to the required income tax and other withholdings due by the employees associated with the exercise of the options were also tendered. A total of 421,080 common shares were tendered by the employees who participated in this option exercise.

      In December 1999, the Company granted options to acquire 1,672,500 shares of the Company's common stock to employees with an exercise price of $3.352 per share. In accordance with financial reporting guidelines, compensation expense of $1.0 million and $0.8 million was recorded in 1999 related to the 20% which vested in 1999 for continuing and discontinued operations, respectively. Such charge was based on an estimated fair value of $8.808 per share. On March 20, 2000, the Company's Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options, making them 100% vested, effective March 17, 2000. This resulted in compensation expense of $4.1 million and $3.1 million for continuing and discontinued operations, respectively, in the quarter ending March 31, 2000. The charges relate to the remaining 80% vesting which occurred in 2000. The compensation expenses for continuing operations are included in selling, general and administrative expenses in the accompanying consolidated statement of income (loss) for the years ended December 31, 1999 and 2000.

      If compensation cost for stock options granted under these plans had been determined under the fair-value based methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been $366,000, ($2,249,000) and ($13,044,000) on a pro forma basis for the years ended December 31, 1998, 1999 and 2000, respectively. For purposes of this calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (minimum value method) with the following assumptions:

                                           1998           1999         2000
                                           ----           ----         ----

Expected dividend yield...............      --             --           --
Expected stock price volatility.......      --             --         100.74%
Risk-free interest rate...............  4.91%-5.89%   5.14%-6.88%   5.29%-6.50%
Expected life.........................   10 years       10 years      7 years
Weighted average fair value...........    $1.134         $5.714       $9.1981

      In connection with the 1997 Recapitalization, the Company terminated a restricted stock plan which provided for the issuance of common stock for no consideration to officers and key employees, with vesting over an eight-year period. No new shares can be granted but shares previously issued are still vesting over the original vesting period. Compensation expense, determined as of the date of grant, is being recognized ratably in accordance with the vesting schedule. Compensation expense recognized was $191,000, $178,000 and

$166,000 in 1998, 1999 and 2000, respectively. At December 31, 1999 and 2000,
$566,000 and $331,000, respectively, of future compensation expense associated with unvested shares has been deferred and is included in deferred compensation in the accompanying consolidated balance sheets.

6. Income Taxes

      The sources of the Company's income (loss) from continuing operations before provision for income taxes and extraordinary items, net were as follows (in thousands):

                                       1998             1999             2000
                                       ----             ----             ----

United States ...............        $ (4,407)        $(17,517)        $(33,214)
Foreign .....................           7,699           11,187           11,580
                                     --------         --------         --------
                                     $  3,292         $ (6,330)        $(21,634)
                                     ========         ========         ========

                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000

6. Income Taxes

         The provision for (benefit from) income taxes is as follows (in thousands):

                                     1998              1999              2000
                                     ----              ----              ----

Current:
  Federal ................         $   (387)         $    325          $     --
  Foreign ................            2,827             5,426             4,167
  State ..................              338                32                52
                                   --------          --------          --------
                                      2,778             5,783             4,219
                                   --------          --------          --------
Deferred:
  Federal ................               19            (4,367)          (12,480)
  Foreign ................             (339)              161            (2,328)
  State ..................              (21)               43              (202)
                                   --------          --------          --------
                                       (341)           (4,163)          (15,010)
                                   --------          --------          --------
  Total ..................         $  2,437          $  1,620          $(10,791)
                                   ========          ========          ========

      A reconciliation between the income tax expense recognized in the Company's consolidated statements of income (loss) and comprehensive income
(loss) and the income tax expense computed by applying the statutory Federal income tax rate to the income (loss) from continuing operations before provision for income taxes and extraordinary items, net follows (in thousands):

                                                           1998                      1999                     2000
                                                           ----                      ----                     ----
                                                   Amount      Percent       Amount      Percent       Amount       Percent
                                                   ------      -------       ------      -------       ------       -------
Income (loss) from continuing operations before
  income taxes and extraordinary items ........   $  3,292         0        $ (6,330)        0        $(21,634)        0
                                                  ========                  ========                  ========
Income tax (benefit) computed at statutory rate   $  1,152        35%       $ (2,216)       35%       $ (7,572)       35%
Change in valuation allowance .................     (2,291)      (69%)         6,453      (102%)        (2,411)       11%
Net tax effect relating to foreign operations .        401        12%         (1,559)       25%           (420)        2%
Research credits ..............................       (654)      (20%)          (590)        9%           (600)        3%
State income taxes ............................        275         8%            180        (3%)            --        --
Acquisition-related deductible charges ........       (394)      (12%)          (571)        9%           (778)        4%
Acquisition-related nondeductible charges .....      4,260       130%            193        (3%)           466        (2%)
Restricted stock vesting ......................       (187)       (6%)           (84)        1%            341        (2%)
Other .........................................       (125)       (4%)          (186)        3%            183        (1%)
                                                  --------      ----        --------     -----        --------      ----
                                                  $  2,437        74%       $  1,620       (26%)      $(10,791)       50%
                                                  ========      ====        ========     =====        ========      ====

      At December 31, 1999 and 2000, deferred tax assets and liabilities were comprised of the following (in thousands):

                                                             1999        2000
                                                             ----        ----

Deferred tax assets:
Net operating loss carryforwards .......................   $  2,321    $  4,346
Inventory related items ................................      2,191       1,974
Accruals not currently deductible ......................      2,088       1,957
Stock compensation .....................................        750       8,999
Foreign and other tax credit carryforwards .............     11,946      13,462
Deductible purchase accounting temporary differences ...         --       4,715
Other ..................................................        165         528
                                                           --------    --------
  Gross deferred tax assets ............................     19,461      35,981
Less: valuation allowance ..............................    (13,355)    (10,944)
                                                           --------    --------
  Total deferred tax assets, net of valuation allowance       6,106      25,037
                                                           --------    --------
Deferred tax liabilities:
International transactions .............................      3,507       3,613
Accelerated depreciation ...............................        201         258
Transaction related tax liabilities ....................      2,815       2,233
Other ..................................................        359          16
                                                           --------    --------
  Total deferred tax liabilities .......................      6,882       6,120
                                                           --------    --------
  Net deferred tax assets (liabilities) ................   $   (776)   $ 18,917
                                                           ========    ========

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

      At December 31, 2000, the Company had foreign tax credit carryforwards totaling $10.9 million which were fully offset by a valuation reserve due to the uncertainty of the Company's ability to utilize such carryforwards prior to their expiration. The valuation reserves associated with state net operating loss carryforwards and other credit carryforwards were eliminated as of December 31, 2000 since they are now likely to be realized as a result of the gain generated on the Canberra sale (see Note 15). The foreign tax credit carryforwards expire commencing in 2002 to 2005. The state net operating loss carryforwards expire in 2002 to 2005.

7. Benefit Plans

      Packard BioScience Company and certain domestic subsidiaries offer a contributory defined contribution plan (the "Profit Sharing Plan") covering substantially all domestic employees who have completed at least one year of service, as defined. Commencing in 1997, the Profit Sharing Plan provided that eligible participants may make a basic contribution from 1% to 4% of their annual pay, with additional contributions allowed up to an additional 11% of annual pay. The Company makes matching contributions equal to 125% of a participant's basic contribution, which amounted to approximately $1,047,000, $1,209,000 and $1,400,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

      In connection with the sale of Canberra (see Note 15), a new plan was created for all Canberra employees. The plan assets attributable to Canberra employees, amounting to approximately $50 million, were transferred to this new plan.

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

8. Commitments and Contingencies

      The Company conducts certain of its operations from leased facilities and leases automobiles and various types of machinery and equipment under operating leases. The following is a schedule of future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms extending beyond December 31, 2001 (in thousands):

2001................................................................       $822
2002................................................................        731
2003................................................................        706
2004................................................................        191
2005................................................................        159
Thereafter..........................................................        690
                                                                         ------
                                                                         $3,299
                                                                         ======

      Rental expense for the years ended December 31, 1998, 1999 and 2000, was approximately $3,352,000, $3,556,000 and $3,438,000, respectively.

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

      The Company and provincial authorities in Groningen, The Netherlands, are in the process of negotiating a remediation plan involving groundwater contamination at the Company's Duinkerkenstraat facility. Asserting that the causes of this contamination entirely predate the Company's acquisition of this location in 1986, the Company had sought indemnification under the purchase agreement from the prior owner of the property. The Company accepted a payment in 1998 of $1.25 million from the prior owner and fully released them from their indemnification obligations. Such amount primarily represented reimbursement for remediation costs previously paid for by the Company and estimated remaining remediation costs. The Company has accrued for the estimated remaining obligation to remediate the site; however, there can be no assurance that the Company will not incur any additional costs. As of February 2001, the site where the facility is located is being tested by independent engineers to determine the extent of the soil contamination and to develop a remediation plan.

9. Geographic Information

      The Company operates predominately in three major geographic areas. Transfers between geographic areas are made at the estimated market value of the merchandise transferred. The eliminations result from intercompany sales, receivables and profit in inventory.

      The following tables summarize the Company's operations by geographic area for 1998, 1999 and 2000 (in thousands):

                     Geographic Area                      1998         1999          2000
                     ---------------                      ----         ----          ----
Revenues*:
  United States, including third party export sales**   $  84,647    $  85,841    $  91,727
  Europe ............................................      50,193       56,346       55,821
  Japan .............................................      11,395       16,703       17,827
                                                        ---------    ---------    ---------
     Total consolidated .............................   $ 146,235    $ 158,890    $ 165,375
                                                        =========    =========    =========
Income (loss) from operations:
  United States, including export sales*** ..........   $  13,547    $   3,193    $ (15,090)
  Europe**** ........................................       7,684        6,556        6,468
  Japan .............................................       2,456        5,292        6,243
  Eliminations, net .................................      (2,913)         723       (1,453)
                                                        ---------    ---------    ---------
     Total consolidated .............................   $  20,774    $  15,764    $  (3,832)
                                                        =========    =========    =========
Total assets:
  United States .....................................   $  86,266    $  95,959    $ 204,987
  Europe ............................................      27,835       29,179       36,168
  Japan .............................................       9,802       11,288       12,501
  Discontinued operations ...........................      34,712       67,810       68,577
  Eliminations, net .................................     (17,180)     (21,678)     (16,141)
                                                        ---------    ---------    ---------
     Total consolidated .............................   $ 141,435    $ 182,558    $ 306,092
                                                        =========    =========    =========

----------

* Includes only revenues from unaffiliated customers. Revenues in Europe are denominated primarily in the Euro, or Euro equivalent currencies, and the British Pound. Revenues in Japan are denominated primarily in the Japanese Yen.

** Includes $17.9 million, $13.9 million and $10.0 million of third-party export sales for 1998, 1999 and 2000, respectively.

*** Income from operations for 1998 includes a $1.5 million charge to expense the fair market value adjustment associated with acquired inventories, a $6.1 million charge for purchased in-process research and development and a gain on the sale of the gas generation product line of $10.8 million. Income from operations for 1999 includes a $2.7 million charge associated with terminating the production of a product and modifying a license arrangement and a $1.0 million compensation charge associated with the 1999 vesting of stock options granted to certain employees in December 1999. Loss from operations for 2000 includes a $4.7 million charge associated with employee stock compensation costs, and a $12.1 million charge for purchased in-process research and development. For purposes of presenting operating results of the Company's continuing operations, all corporate interest expense has been charged, and all corporate interest income has been credited, to continuing operations.

**** Loss from operations for 2000 includes a $1.9 million charge primarily to write-off long-lived assets which had become impaired.

10. Recapitalization and Stock Purchase Agreement

      On March 4, 1997, Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington") acquired approximately 69% of the common stock of the Company on a fully-diluted basis as a result of the transactions described below. The transactions included (a) the acquisition by Stonington and certain other investors of $54.0 million of common stock from certain continuing stockholders,
(b) the acquisition by Stonington of $17.5 million of common stock from the Company, (c) a tender offer by the Company to all non-continuing stockholders for $208.6 million and (d) the cancellation of all stock options held by the non-continuing stockholders for $3.3 million. The Company used the proceeds of the stock offering, $8.3 million from the exercise of certain options, cash on hand and $190.0 million in proceeds from the Financings to redeem the shares in the tender offer, purchase certain outstanding options (approximately $12.9 million) and pay transaction fees and expenses (approximately $21.5 million), of which $2.6 million was paid to Stonington Partners, Inc.

11. Acquisitions

      In May 1997, a subsidiary of the Company, Packard Japan KK ("PJKK"), entered into an agreement, for a fixed amount denominated in Japanese yen, to acquire the 40% interest held by its minority stockholder for approximately $7.5 million. The agreement obligated PJKK to acquire approximately 60% of the minority interest in 1997, 20% in 1998 and the remainder in 1999. Under the agreement, the minority stockholder surrendered the rights to any dividends from PJKK subsequent to December 31, 1996. The Company reflected the acquisition in full as of the effective date of the agreement which was April 1, 1997, and, as a result, the minority interest was eliminated and the related acquisition obligations as well as resulting goodwill were recorded as of such date.

      On March 31, 1998, the Company acquired all of the outstanding common stock of Carl Creative Systems, Inc. (now known as CCS Packard, Inc.) ("CCS"), a developer, manufacturer and distributor of ultra-high throughput liquid handling systems used in the life science, in-vitro diagnostics and pharmaceutical drug discovery markets. The Company issued 544,415 common shares of the Company (valued at $2.792 per share) and paid $6.3 million in cash, including costs incurred in connection with the acquisition. Allocation of the purchase price to the net assets acquired resulted in a charge of $2.68 million for purchased in-process research and development which had not reached technological feasibility and had no probable alternative future uses. The acquisition also resulted in a charge of $1.0 million in 1998 to expense the step-up of inventory to fair value recorded at the date of acquisition. Additional contingent payments, up to a maximum of $18.7 million, may be made through 2002, contingent upon CCS achieving certain post acquisition operating performance levels through December 31, 2001. During the period April 1, 1998 to December 31, 2000, contingent payments totaling $14.8 million have been earned and accrued.

      On July 1, 1998, the Company acquired 100% of the outstanding common stock of BioSignal, Inc. ("BioSignal"), a biotechnology company located in Canada. Prior to the acquisition, the Company owned a 19% interest in BioSignal. The Company acquired the remaining 81% ownership interest for approximately $8.6 million in cash and 35,815 shares of the Company's common stock valued at $2.792 per share. In connection with the acquisition, the Company recognized a charge of $3.44 million associated with purchased in-process research and development which had not reached technological feasibility and had no probable future uses. The acquisition also resulted in a charge of $0.5 million in 1998 to expense the step-up of inventory to fair value recorded at the date of acquisition.

      In March 2000, the Company acquired a 51% equity interest in Carl Consumable Products, LLC ("CCP") for an initial cash payment of $510,000, with an option to acquire the remaining 49% equity interest for (a) a cash payment of $490,000, plus (b) earn-out payments equal to 25% of the operating profit (as defined in the purchase agreement) of CCP in excess of $530,000 which is generated in each calendar year occurring during the four-year period following exercise of the option. The option is exercisable through March 6, 2002. As of December 31, 2000, the option had not been exercised. The financial results of CCP have been consolidated in the accompanying financial statements. CCP is a new company formed to design and manufacture sophisticated pipette tips used in the liquid dispensing process of drug discovery and genomic research.

      Effective March 31, 2000, the Company acquired certain net operating assets, primarily intangibles, of Cambridge Imaging Limited ("CIL"). The Company paid $1.25 million initially with additional contingent payments, up to $4.0 million, that may be made through April 2005, subject to the operations achieving certain post-acquisition performance levels through 2004. As of December 31, 2000, no earnouts were accrued or paid. The assets and technology acquired will be used to develop and manufacture biomedical imaging technology and devices.

      Effective October 1, 2000, the Company acquired the net operating assets of a division of GSI Lumonics, Inc. ("GSLI") (now operating as a division of Packard BioChip Technologies, LLC, a wholly-owned subsidiary of the Company). The total amount paid consisted of approximately $40 million in cash and 4.5 million shares of Company common stock valued for financial reporting purposes at $65.2 million. GSLI is a leading provider of imaging equipment for biochip and microarray applications. The GSLI acquisition has been accounted for using the purchase method. The acquisition resulted in a charge in October 2000 totaling $12.1 million to write-off the value assigned to acquired in-process research and development which had not yet reached technological feasibility. Goodwill related to this acquisition is approximately $90.5 million.

      All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired was approximately $118.2 million (including the earned contingent payments referred to above) and has been reflected as goodwill in the accompanying consolidated balance sheets. As contingent payments are earned, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 20 years, except for the PJKK aquisition for which the life is 40 years, from the initial acquisition dates. The operating results of all acquisitions have been reflected in the accompanying condensed consolidated statements of income (loss) since their dates of acquisition.

      The following unaudited consolidated information is presented on a pro forma basis, as if the GSLI acquisition had occurred as of the beginning of the year presented. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments include: (1) the removal of the nonrecurring charge taken in connection with the acquisition associated with in-process research and development costs; (2) amortization of goodwill associated with the acquisition; (3) adjustments to reflect additional interest expense relating to the financing of the acquisition; and (4) adjustments to reflect the related income tax effects of the above. The pro forma impact of the CCP and CIL acquisitions is immaterial to the Company's historical actual results of operations and therefore, no pro forma adjustments have been made for such acquisitions.

                                                                                                1999         2000
                                                                                                ----         ----
                                                                                             (In thousands, except per
                                                                                                   share amounts)
                                                                                                    (Unaudited)
Revenues ..................................................................................   $ 172,680    $ 178,461
Income from operations ....................................................................      12,944        2,814
Loss from continuing operations before extraordinary items, net ...........................     (10,840)      (7,579)
Basic and diluted loss per share from continuing operations before extraordinary items, net      ($0.22)      ($0.12)

      In October 2000, the Company acquired an 8% equity interest in Agencourt Bioscience Corporation, a biotechnology company focused on providing nucleic acid purification kits and other assays for the genomics and proteomics marketplaces. The Company paid $1.25 million for this equity interest. The investment is accounted for using the cost method. Three sons of the Company's Senior Vice President are officers of Agencourt.

12. Other Costs of Product Sales

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

13. Other Operating Expense (Income), Net

      Other operating expense (income), net in the accompanying consolidated statements of income (loss) consists of the following (in thousands):

                                                   1998      1999      2000
                                                   ----      ----      ----

Gain on sale of product line .................   $(10,753)   $  --   $     --
Write-off of impaired assets and other charges         --       --      1,881
                                                 --------    -----   --------
                                                 $(10,753)   $  --   $  1,881
                                                 ========    =====   ========

      In December 1998, the Company sold Packard's gas generation product line, realizing a pre-tax gain of approximately $10.8 million. In December 2000, the Company recorded a $1.9 million charge to reflect the impact of certain strategic changes. This charge consists of $0.8 million to write-off fixed assets which had become impaired, $0.2 million of severance and lease termination costs and $0.9 million to write-off licenses for technology for which the Company will no longer receive any future benefit. The carrying value of the fixed assets and licenses was written-off since the estimated fair value was zero.

14. Extraordinary Items, Net of Income Taxes

      In April 2000, the Company utilized $68.2 million of the proceeds from the initial public offering to pay off its remaining term facility and the U.S. dollar denominated balance of its revolving credit facility. In May 2000 and December 2000, the Company repurchased an aggregate of approximately $31.9 million of its Senior Subordinated Notes in the open market at a discount; and in August 2000, the Company amended and restated its revolving credit facility.

      The May and December 2000 repurchases of the Senior Subordinated Notes resulted in an aggregate gain of $3.2 million. The Company expensed the remaining unamortized balance of the deferred financing fees associated with the term loan and original revolving credit facility, as well as that portion applicable to the Senior Subordinated Notes that were repurchased. The gain, net of the deferred fees write-off of $2.6 million, are shown as extraordinary items, net of income taxes of $0.2 million, in the consolidated statement of income (loss) for the year ended December 31, 2000.

15. Discontinued Operations

      On February 27, 2001, the Company sold its Canberra division to COGEMA, S.A. for $170 million. The net proceeds, after estimated income taxes payable and cash expenses directly related to the sale and after repurchases of options held by Canberra employees, were approximately $130 million. The Company used $71 million of the net proceeds to repay the outstanding balance on the Company's credit facility on February 28, 2001. The remainder of the proceeds will be used to fund research and development and for general corporate purposes.

      Summary information of the discontinued operations for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands):

                                                                1998         1999        2000
                                                                ----         ----        ----
Revenues .................................................   $  81,929    $ 106,003    $  94,530
Total costs and expenses .................................     (79,526)     (92,435)     (87,957)
Provision for income taxes ...............................      (1,353)      (5,816)      (2,467)
                                                             ---------    ---------    ---------
  Income from discontinued operations, net of income taxes   $   1,050    $   7,752    $   4,106
                                                             =========    =========    =========

      For purposes of presenting operating results of the Company's continuing operations, all corporate interest expense has been charged, and all corporate interest income has been credited, to continuing operations. Corporate interest expense consists of all interest associated with the Senior Subordinated Notes, the term loan facility and the revolving credit facility. Corporate interest income represents income earned on corporate invested funds. None of this interest expense or income has been allocated to discontinued operations. Discontinued operations include interest expense on local borrowings related to the applicable foreign subsidiaries of $0.1 million, $0.6 million and $0.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

      The benefit from (provision for) income taxes was calculated for the Company, including continuing and discontinued operations. The benefit from (provision for) income taxes related to continuing operations was determined as if it were a stand-alone entity and the difference between such amount and the total benefit from (provision for) income taxes was allocated to discontinued operations.

      Results of discontinued operations for 2000 include charges associated with accelerated option vesting and gifted shares of common stock totaling $3.5 million (see Note 5) as well as a restructuring reserve totaling $1.4 million associated with Canberra's Harwell Instruments operations. Results of discontinued operations for 1999 include a charge associated with accelerated option vesting totaling $0.8 million (see Note 5) for Canberra employees and a $1.0 million charge associated with writing off the step-up in inventory acquired in connection with Canberra's April 1, 1999 acquisition of the net operating assets of Tennelec, Inc. Net assets of the discontinued operations consisted of the following (in thousands):

                                                    December 31,    December 31,
                                                       1999            2000
                                                       ----            ----

Cash ...........................................     $  3,144        $  2,858
Accounts receivable, net .......................       29,188          23,206
Inventories, net ...............................       15,400          17,915
Accounts payable ...............................       (6,646)         (3,462)
Accrued liabilities ............................       (9,163)         (8,205)
Other, net .....................................         (541)           (444)
                                                     --------        --------
  Net current assets ...........................     $ 31,382        $ 31,868
                                                     ========        ========
Property, plant and equipment, net .............     $ 16,870        $ 19,157
Goodwill, net ..................................       22,064          21,260
Noncurrent liabilities .........................         (616)         (1,385)
Minority interest ..............................       (2,301)         (2,492)
Other, net .....................................          411             169
                                                     --------        --------
  Net noncurrent assets ........................     $ 36,428        $ 36,709
                                                     ========        ========

      In December 2000, the Company's board of directors approved a modification to the Company's existing employee stock option plans extending the period Canberra employees have to exercise their outstanding stock options from 30 to 90 days immediately following the closing of the sale. This modification generates a new measurement date and a compensation charge for all outstanding options for Canberra employees when the employees separated from the Company on February 27, 2001. The charge is based on the difference between the closing price of the Company's common stock on the date that the board of directors approved the modification and the exercise prices of the outstanding Canberra employee options as of February 27, 2001 and is reduced by compensation expense previously recognized on such options. The non-cash charge of $9.9 million will be reflected as a component of the net gain on disposal of discontinued operations in the first quarter of 2001.

      In February 2001, the Company's board of directors approved the repurchase of the outstanding Canberra employee options. Subsequently, the Canberra options were repurchased for an aggregate value of approximately $9.5 million. As such, in accordance with the cash settlement provisions of APB 25, additional compensation expense of approximately $300,000 will be recorded in the first quarter of 2001. This amount is based on the cash paid to the employees to settle the options and the number of options settled, less the intrinsic value previously recognized as compensation expense related to these employee's options.

      Cash flow information associated with discontinued operations in the accompanying consolidated statements of cash flows is as follows (in thousands):

                                                                            1998        1999        2000
                                                                            ----        ----        ----
                                                                           For the Year Ending December 31,
Operating Activities:
Income from discontinued operations, net ..............................   $  1,050    $  7,752    $  4,106
Depreciation and amortization .........................................      2,576       2,733       3,100
Amortization of acquired inventory step-up ............................         --       1,000          --
Non-cash stock compensation ...........................................         --         790       3,549
Minority interest in income (loss) of subsidiary ......................       (164)       (254)        326
Deferred income taxes, net ............................................       (675)        534       2,958
Gain on sale of property ..............................................       (639)         --          --
Changes in assets and liabilities, excluding the effect of acquisitions      5,008      (6,925)     (1,277)
                                                                          --------    --------    --------
Net Cash Provided by Operating Activities .............................   $  7,156    $  5,630    $ 12,762
                                                                          ========    ========    ========
Investing Activities:
Acquisition of business, net of acquired cash .........................   $   (900)   $(23,993)   $ (1,163)
Capital expenditures ..................................................     (1,224)     (4,024)     (2,475)
                                                                          --------    --------    --------
Net Cash Used by Investing Activities .................................   $ (2,124)   $(28,017)   $ (3,638)
                                                                          ========    ========    ========

16. Registration Statement

      In February 2001, the Company filed a registration statement on Form S-1 for the sale of 10,000,000 shares of the Company's common stock. The offering will include 7,000,000 shares to be sold by GSLI, Stonington and certain other stockholders, and 3,000,000 shares to be sold by the Company. The net proceeds from the sale of the Company's shares will be used by the Company to make open-market purchases of the Company's senior subordinated notes, to increase spending associated with research and development, new product development, enhancements of existing products, strategic partnerships and acquisitions, and general corporate purposes. The Company will not receive any proceeds from the sale of shares by the stockholders. Expenses related to the shares to be sold by GSLI will be recorded as additional goodwill and expenses related to the shares sold by the other stockholders will be charged to equity. The offering will not result in a change in control, as defined, in the Senior Subordinated Notes (see
Note 4).

17. Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data for 1999 and 2000 are as follows (in thousands, except per share information):

                                                                                     First       Second       Third       Fourth
                                                                                     Quarter     Quarter      Quarter     Quarter
                                                                                     -------     -------      -------     -------
1999
Revenues.........................................................................    $38,162      $37,327     $36,871     $46,530
Gross profit.....................................................................    $20,747      $19,631     $18,061     $22,141
Income (loss) from continuing operations before extraordinary items, net.........       $810      ($1,207)    ($3,744)    ($3,809)
Basic and diluted loss per share from continuing operations......................      $0.02       ($0.03)     ($0.08)     ($0.08)
2000
Revenues.........................................................................    $39,845      $38,571     $37,030     $49,929
Gross profit.....................................................................    $22,474      $22,094     $19,690     $27,478
Loss from continuing operations before extraordinary items, net..................    ($3,838)       ($467)    ($1,531)    ($5,007)
Basic and diluted loss per share from continuing operations......................     ($0.08)      ($0.01)     ($0.02)     ($0.08)

      The fourth quarter of 1999 includes:

      o charges of $2.7 million associated with the termination of a product line and the modification of a license (see Note 12), and

      o     a stock compensation charge of $1.0 million (see Note 5).

      The first quarter of 2000 includes a stock compensation charge of $4.7 million (see Note 5). The fourth quarter of 2000 includes:

      o a charge of $12.1 million to write-off purchased in-process research and development (see Note 11),

      o a $1.9 million charge primarily to write-off long-lived assets which had become impaired (see Note 13), and

      o     the operating results of GSLI.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable. There was no change in or disagreements with the Company's independent public accountants.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Executive Officers and Directors

      The following table sets forth information concerning our directors and executive officers.

Name                            Age                Position
----                            ---                --------

Emery G. Olcott...............  62  Chairman of the Board and Chief Executive
                                      Officer
Franklin R. Witney, Ph.D......  47  President and Chief Operating Officer
Ben D. Kaplan.................  43  Vice President and Chief Financial Officer
Timothy O. White, Jr..........  33  Vice President, General Counsel and
                                      Secretary
Staf C. van Cauter............  52  Vice President, Business Development
Nicholas G. Bacopoulos, Ph.D..  52  Director
Robert F. End.................  45  Director
Bradley J. Hoecker............  39  Director
Alexis P. Michas..............  43  Director
Harry H. Penner, Jr...........  55  Director
Robert C. Salisbury...........  57  Director
Peter P. Tong.................  59  Director

      Each of our directors holds office until his successor is duly elected and qualified or until his resignation or removal if earlier. Except as set forth below, no family relationship exists among any of the directors or executive officers. Pursuant to a Stockholders' Agreement entered into in connection with the 1997 recapitalization, the parties to the agreement have agreed, subject to applicable law, to vote in favor of Stonington's nomination or removal of our directors, as more fully described under "Related Party Transactions - Stockholders' Agreement." All executive officers are elected by the Board and serve at the discretion of the Board.

      Emery G. Olcott is our Chief Executive Officer, a position he has held since 1971. From 1971 through October 2000, Mr. Olcott also held the position of President. He also became Chairman of the Board effective as of the closing of the 1997 recapitalization. Mr. Olcott co-founded Packard BioScience Company in 1965. Mr. Olcott was the Chairman of the Board of Directors of Yankee Energy System, Inc., a gas distribution company that was acquired by Northeast Utilities, and has been elected to the Board of Directors of Northeast Utilities. In addition, he is a Vice Chairman and Trustee of The Loomis Chaffee School, and is a member of the Dean's Advisory Council for the Sloan School of Management at the Massachusetts Institute of Technology. Mr. Olcott graduated from Yale University in 1960 with a Bachelor of Science degree and from MIT in 1963 with a Master of Science degree.

      Franklin R. Witney, Ph.D. is our President and Chief Operating Officer, and President of our wholly-owned subsidiary Packard Instrument Company, Inc., positions he has held since October 2000. Dr. Witney joined us as Senior Vice President of Packard Instrument Company in April 2000. Prior to that, Dr. Witney was employed at Bio-Rad Laboratories for 17 years, ultimately becoming its Group Operations Manager, Life Sciences. Dr. Witney is responsible for the development and execution of the strategic plan and the performance of Packard Instrument Company, CCS Packard, Inc., Packard BioScience B.V., BioSignal Packard, Inc. and our international sales subsidiaries. Dr. Witney holds a Master of Science degree in Microbiology and a Ph.D. in Molecular and Cellular Biology from Indiana University.

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

      Timothy O. White, Jr. is our Vice President, General Counsel and Secretary. Mr. White has been our General Counsel and Secretary since May 1998 and became a Vice President of Packard BioScience Company on March 20, 2000. From September 1995 to May 1998, Mr. White was an attorney at the law firm of Jacobs Chase Frick Kleinkopf & Kelley

LLC. Prior to that time, Mr. White was an attorney at the law firm of Ballard Spahr Andrews & Ingersoll, LLP. Mr. White graduated from Hamilton College in 1990 with a Bachelor of Arts degree and from the University of Michigan Law School in 1994 with a Juris Doctor degree. Mr. White is a nephew of Mr. Olcott, our Chairman and Chief Executive Officer.

      Staf C. van Cauter is our Vice President, Business Development, a position he has held since April 1998. From 1988 to 1998, Mr. van Cauter was also Vice President, Marketing. Mr. van Cauter is currently responsible for identifying emerging technologies for the development of new products. Mr. van Cauter graduated from the Higher Institute of Technology in Mechelen, Belgium in 1972 with a Master of Science degree in Industrial Engineering.

      Nicholas G. Bacopoulos, Ph.D. became one of our Directors in August 2000. Dr. Bacopoulos is President and Head of Research and Development of OSI Pharmaceuticals, Inc., a drug discovery company, positions he has held since September 2000. From 1983 to September 2000, he was employed at Pfizer Inc., holding senior management positions in discovery research and pharmaceutical planning and ultimately becoming the President and Chief Executive Officer of Anaderm Research Corporation, which was founded by Pfizer, OSI Pharmaceuticals and New York University. Dr. Bacopoulos received a Bachelor of Arts degree from Cornell College and a Ph.D. from the University of Iowa.

      Robert F. End became one of our Directors as of the closing of the recapitalization in 1997. Mr. End is a Partner and a Director of Stonington Partners, Inc., positions that he has held since 1993, and is also a Partner and a Director of Stonington Partners, Inc. II, positions that he has held since 1994. He has also been a Director of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., since 1993 and was a consultant to Merrill Lynch Capital Partners from 1994 through 2000. Mr. End is also a Director of Goss Graphic Systems, Inc. and several privately held corporations. Mr. End graduated from Dartmouth College in 1977 with a Bachelor of Arts degree and from the Amos Tuck School of Business in 1982 with a Master's degree in Business Administration.

      Bradley J. Hoecker became one of our Directors as of the closing of the recapitalization in 1997. Mr. Hoecker is a Partner and a Director of Stonington Partners, Inc. and Stonington Partners, Inc. II, positions that he has held since 1997. Prior to his election as a Partner, Mr. Hoecker served as a Principal of Stonington Partners, Inc. since its formation in 1993. He was a consultant to Merrill Lynch Capital Partners from 1994 through 2000. Mr. Hoecker is also a Director of Merisel, Inc. and several privately held corporations. Mr. Hoecker graduated from Southern Methodist University in 1984 with a Bachelor of Arts degree and from the Kellogg Graduate School of Management in 1989 with a Master's degree in Management.

      Alexis P. Michas became one of our Directors as of the closing of the recapitalization in 1997. Mr. Michas is Managing Partner and a Director of Stonington Partners, Inc., positions that he has held since 1993, and is also Managing Partner and Director of Stonington Partners, Inc. II, positions that he has held since 1994. Mr. Michas has also been a Director of Merrill Lynch Capital Partners since 1989, and was a consultant to Merrill Lynch Capital Partners from 1994 through 2000. Mr. Michas is also a Director of Borg Warner, Inc., Goss Graphic Systems, Inc. and several privately held corporations. Mr. Michas graduated from Harvard College in 1980 with a Bachelor of Arts degree and from Harvard Business School in 1984 with a Master's degree in Business Administration.

      Harry H. Penner, Jr. became one of our Directors in July 2000. Mr. Penner is the President, Chief Executive Officer and Vice Chairman of Neurogen Corporation, a drug discovery technology company, positions he has held since December 1993. He is also a Director of Avant Immunotherapeutics, Inc. and Genaissance Pharmaceuticals, Inc. Mr. Penner is also the Co-Chairman of CURE, Connecticut's Bioscience Cluster, and a member of the Board of Directors of the Connecticut Business and Industry Association and the Connecticut Technology Council. Mr. Penner graduated from the University of Virginia in 1967 with a Bachelor of Arts degree, from Fordham University in 1970 with a Juris Doctor degree, and from New York University in 1975 with a Master's degree in Law.

      Robert C. Salisbury became one of our Directors in April 2000. Mr. Salisbury is a private investor and advisor in the healthcare and technology industries. Mr. Salisbury retired in 1998 from Pharmacia & Upjohn, Inc. where he served as the Executive Vice President and Chief Financial Officer since 1995. From 1974 to 1995, he acted in various capacities, first as Vice President, then as Senior Vice President and then as Executive Vice President for Finance and Chief Financial Officer of The Upjohn Company. Mr. Salisbury is also a Director of Viragen Inc. and a member of the National Association of Corporate Directors and the Financial Executives Institute. Mr. Salisbury graduated from Florida State University in 1972 with a Master's degree in Business Administration.

      Peter P. Tong became one of our Directors as of the closing of the recapitalization in 1997. Mr. Tong became a Management Partner of Stonington Partners, Inc. in December 1999 and is also the President of Mandarin Partners Management, LLC, an investment partnership he established in 1997. Mr. Tong served as the Co-President of Marquette Medical Systems, Inc., a manufacturer of medical equipment, from January 1996 to May 1996. From 1991 to 1996, he served as President, Chairman and Chief Executive Officer of E for M Corporation, also a manufacturer of medical equipment. Mr. Tong is also a director of several privately held corporations. Mr. Tong graduated from Kansas State University in 1963 with a Bachelor's degree in Electrical Engineering and from the University of Wisconsin in 1965 with a Master's degree in Electrical Engineering.

Compensation of Directors

      Directors who are our employees or otherwise affiliated with management or Stonington receive no compensation for their service as members of our Board or its committees. Directors who are not our employees or related to Stonington receive a $1,000 fee for each meeting of the Board or Board committee they attend and stock options under plans we describe below. See "The Non-Employee Director Stock and Options Compensation Plan." We also reimburse all directors for expenses incurred in connection with attendance at meetings.

Committees of the Board of Directors

      We currently have an Audit Committee that consists of Messrs. Bacopoulos, Hoecker, Penner and Salisbury. Mr. Salisbury acts as Chairman. The primary functions of the Audit Committee are to:

      o recommend annually to our Board of Directors the appointment of our independent auditors;

      o discuss and review in advance the scope and the fees of our annual audit and review the results thereof with our independent auditors;

      o     review and approve non-audit services of our independent auditors;

      o review compliance with our existing major accounting and financial reporting policies;

      o review the adequacy of major accounting and financial reporting policies; and

      o review our management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices.

      Our Compensation Committee currently consists of Messrs. End, Olcott and Michas. The primary functions of the Compensation Committee are to:

      o review and approve annual salaries, bonuses, and grants of stock options under (and otherwise administer) our 2000 Stock Incentive Plan for all executive officers and key members of our management team; and

      o review and approve the terms and conditions of all employee benefit plans.

      In addition, our Board of Directors may form an Executive Committee, which will have the authority to exercise the powers of our Board of Directors, other than those reserved to the Audit Committee, the Compensation Committee or to our full Board of Directors, between meetings of our full Board of Directors.

Compensation Committee Interlocks and Insider Participation

      During 2000, the Compensation Committee consisted of Messrs. Olcott, End and Michas. Mr. Michas resigned from the Board in June 1999 and was re-elected in March 2000. Executive compensation is determined in accordance with existing employment agreements and related amendments thereto. Mr. End is a member of the Compensation Committee of United States Manufacturing Company and OMP, Inc. Mr. Tong is a director of both these companies.

ITEM 11: EXECUTIVE COMPENSATION

Executive Compensation

      The following table sets forth the compensation we paid to our Chief Executive Officer and each of our four most highly-compensated executive officers (other than the Chief Executive Officer) whose total compensation exceeded $100,000 during the last fiscal year, for the year ended December 31, 2000.

                                                              Annual                Long-Term
                                                           Compensation            Compensation
                                                           ------------            ------------
                                                                                    Securities         All Other
                                                                                    Underlying        Compensation
Name and Principal Position                  Year     Salary($)       Bonus($)       Options(#)       (1)(2)(3) ($)
---------------------------                  ----     ---------       --------       ----------       -------------
Emery G. Olcott........................      2000      $399,615       $122,000          35,000           $134,470
  Chairman of the Board and Chief            1999      $367,308       $170,000              --            $55,850
  Executive Officer                          1998      $355,385       $375,000              --            $18,000
Franklin R. Witney.....................      2000      $162,846        $50,000         150,000            $96,144
  President and Chief Operating
  Officer (4)
Richard T. McKernan....................      2000      $294,231       $101,000          32,000           $109,450
  Senior Vice President (5)                  1999      $272,308       $131,500              --            $15,400
                                             1998      $266,058       $200,000              --             $8,000
Ben D. Kaplan..........................      2000      $229,039        $60,000          28,000            $55,300
  Vice President and Chief                   1999      $207,308        $83,000              --             $8,975
  Financial Officer                          1998      $197,308       $140,000              --             $8,000
Staf C. van Cauter.....................      2000      $201,539        $39,000          18,000            $48,500
  Vice President, Business                   1999      $188,846        $42,000              --             $8,000
  Development                                1998      $185,866        $52,000              --             $8,000

----------

(1) The 2000 amounts consist of bonuses awarded to the officers in connection with the April 2000 initial public offering ($75,000 for Mr. Olcott, $80,000 for Mr. McKernan, $45,000 for Mr. Kaplan and $40,000 for Mr. van Cauter), payments made for personal tax consultation services provided by our income tax advisors ($50,970 for Mr. Olcott, $20,950 for Mr. McKernan and $1,800 for Mr. Kaplan), and contributions made by us pursuant to our defined contribution plan in the amount of $8,500 for each individual listed with the exception of Dr. Witney. The 2000 amount listed for Dr. Witney includes a $20,000 signing bonus and $76,144 for reimbursement of relocation costs.

(2) The 1999 amounts consist of contributions made by us pursuant to our defined contribution plan in the amount of $8,000 for each individual listed and payments made for personal tax consultation services provided by our income tax advisors ($47,850 for Mr. Olcott, $7,400 for Mr. McKernan and $975 for Mr. Kaplan).

(3) The 1998 amounts consist of payments made for personal tax services rendered by our income tax advisors ($10,000 for Mr. Olcott) and contributions we made pursuant to our defined contribution plan in the amount of $8,000 for each individual listed.

(4) Dr. Witney was hired as Senior Vice President in April 2000 and promoted to President and Chief Operating Officer in October 2000.

(5) Mr. McKernan was our Senior Vice President. Effective January 1, 2001, Mr. McKernan became a part-time employee of Packard in anticipation of his retirement by year-end 2001. On March 15, 2001, Mr. McKernan resigned from our Board of Directors and as our Senior Vice President, and continues to serve as our Director of Strategic Initiatives.

Options/SAR Grants

      The following table provides information on grants of stock options and stock appreciation rights in 2000 to the executive officers listed in the Executive Compensation table.

                                   Number of      % of Total
                                  Securities     Options/SARS
                                  Underlying      Granted to
                                 Options/SARS    Employees in    Exercise or Base                               Grant Date
            Name                Granted (#)(1)    Fiscal Year     Price ($/Share)      Expiration Date     Present Value ($)(2)
            ----                --------------    -----------     ---------------      ---------------     --------------------
Emery G. Olcott..............       35,000           2.6%             $13.92                7/3/10                $496,298
Franklin R. Witney...........       75,000           5.6%              $9.00               4/19/10                $577,031
                                    75,000           5.6%             $15.00              10/30/10                $958,745
Richard T. McKernan..........       32,000           2.4%             $13.92                7/3/10                $453,758
Ben D. Kaplan................       28,000           2.1%             $13.92                7/3/10                $397,038
Staf C. van Cauter...........       18,000           1.3%              $9.00               4/19/10                $138,487

----------

(1) The terms of the stock options granted in fiscal 2000 provided that the options become exercisable in 25% annual installments commencing one year from the date of grant.

(2) The grant date present value was determined using the Black-Scholes model of options pricing. The assumptions used in calculating the grant date present value were as follows:

Expected volatility..........................................   100%
Risk-free rate of return.....................................   5.84% to 6.32%
Dividend yield...............................................   0
Expected life................................................   7 years
Minimum option value.........................................   $7.69 to $14.18

Options/SAR Exercises and Year-End Values

      The following table provides information for the listed executive officers, regarding the number and value of all their unexercised stock options and stock appreciation rights, or SARs, at December 31, 2000.

                                                                             Number of
                                                                       Securities Underlying               Value of Unexercised
                                                                       Unexercised Options/                In-the-Money Options/
                                                                      SARS at Fiscal Year End             SARS at Fiscal Year End
                                                                                (#)                               ($)(1)
                                                                                ---                               ------
                                 Shares Acquired      Value
Name                             on Exercise (#)   Realized ($)   Exercisable      Unexercisable      Exercisable      Unexercisable
----                             ---------------   ------------   -----------      -------------      -----------      -------------
Emery G. Olcott...............         185,000        $466,185        565,000            35,000        $5,073,500               $--
Franklin R. Witney............              --             $--             --           150,000               $--          $196,875
Richard T. McKernan...........         300,000      $1,124,784        700,000            32,000        $6,342,500               $--
Ben D. Kaplan.................              --             $--        500,000            28,000        $4,700,000               $--
Staf C. van Cauter............          94,045        $686,170        130,000            18,000        $1,249,240           $47,250

----------

(1) The value of unexercised in-the-money options at year end was determined based on the December 29, 2000 closing price of our common stock as quoted on the Nasdaq National Market.

Employment Agreements

      We have entered into employment agreements with Messrs. Olcott, Witney, McKernan, Kaplan and van Cauter. Set forth below is a summary of the material provisions of the employment agreements with these individuals. These descriptions are qualified in their entirety by reference to the provisions of those employment agreements.

      The employment agreements with Messrs. Olcott, Witney, McKernan, Kaplan and van Cauter, each of whom is referred to in this description as the "executive," supersede any other agreement between any of them and Packard BioScience Company concerning their employment. Mr. Olcott serves as Chairman of the Board and Chief Executive Officer of Packard BioScience Company; Dr. Witney serves as President and Chief Operating Officer of Packard BioScience Company and President of Packard Instrument Company; Mr. McKernan serves as Director of Strategic Initiatives Packard BioScience Company; Mr. Kaplan serves as Vice President and Chief Financial Officer of Packard BioScience Company; and Mr. van Cauter serves as Vice President of Packard Instrument Company, or in such other capacity as may be assigned to him by the Chief Executive Officer of Packard BioScience Company or the President of Packard Instrument Company. Each of the employment agreements provides for an initial employment term of three years, except for an initial employment term of two years in the case of Messrs. Witney and van Cauter. Under each employment agreement, the initial employment term will be automatically extended for additional 13-month terms on the first day of each calendar month following the anniversary of the date of the employment agreements, beginning on the second anniversary of the date of the employment agreements (the first anniversary in the case of Messrs. Witney and van Cauter), unless we affirmatively terminate it after giving 60 days notice. There is an agreed-upon annual base salary for each executive, with annual increases no less than the increase in the U.S. Consumer Price Index--All Urban Consumers. Each executive is also eligible to receive an annual cash bonus determined in accordance with the terms of our annual bonus incentive plans then in effect. Mr. McKernan's employment agreement has been amended to provide for part-time employment through October 2001, following which his employment will terminate and he will become a consultant of Packard BioScience Company.

      Upon termination of employment by us other than for "cause" or "disability," or upon termination by the executive for "good reason," as such terms are defined in the employment agreements, we will pay to the executive an amount in cash equal to the sum of: the accrued annual base salary as of the date of termination; a pro rata portion of the target annual bonus accrued to the date of termination and any other accrued but unpaid annual bonuses, vacation pay or deferred compensation not yet paid defined as the "accrued obligations"; annual base salary and annual bonus amounts for the remainder of the employment period (or the greater of 180 days in the case of Mr. Witney); and additional contributions to the thrift savings plan, if any, to which the executive would have been entitled had his employment continued for a period of three years (two years in the case of Messrs. Witney and van Cauter) after the date of termination. In addition, the executive will be entitled to participate in all welfare benefit plans for a period of three years (two years in the case of Messrs. Witney and van Cauter) after the date of termination on terms at least as favorable as those that would have been applicable had his employment not been terminated (or, if such benefit plans are not available, a comparable cash payment) and, to the extent that any form of compensation will not be fully vested or require additional service, the executive will be credited with additional service of three years (two years in the case of Mr. van Cauter) after the date of termination. In the case of Mr. McKernan, all forms of compensation will fully vest if he was not terminated for cause or good reason. Upon termination of employment due to death or disability, we will pay to the executive or to his respective beneficiaries, all amounts that would have been due had such executive remained in our employ until the end of his employment period (until the date of termination for death and disability in the case of Messrs. Witney, Kaplan and van Cauter). If employment is terminated for cause, Packard BioScience Company will pay to the executive annual base salary through the date of termination and any deferred compensation not yet paid, accrued vacation pay and if the executive voluntarily terminates employment other than for good reason, we will pay to the executive in a lump sum the accrued obligations other than any accrued bonus amount.

      Excluding Mr. Kaplan, each of the employment agreements provides that, during employment and, unless employment terminates by reason of death or disability (or good reason or without cause in the case of Dr. Witney), for one year (two years in the case of Messrs. Witney and van Cauter) after employment ends or, if later, for one year (two years in the case of Messrs. Witney and van Cauter, and October 1, 2002 in the case of Mr. McKernan) after employment would have ended had it not been terminated prior to the end of the employment term, each executive will not solicit any of our employees or compete with us. In consideration for such noncompetition covenant, we will pay to each executive one-half of the sum of his annual base salary and his target annual bonus (100% in the case of Messrs. Olcott and McKernan), such amount payable in equal monthly installments during the portion of the noncompetition period following the date of termination.

Canberra Industries, Inc. Stock Option Plan of 1971

      We adopted this plan in 1971 for the purpose of retaining and attracting personnel for positions of responsibility with us or any of our subsidiaries. Under the 1971 plan, as amended, we have 500,500 outstanding and vested options as of March 16, 2001, with an average exercise price of $1.35. The options granted under the 1971 plan expire on the tenth anniversary of the date of grant.

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

      In connection with the sale of Canberra and the transfer of that division's employees to the purchaser, we offered those employees the ability to cash settle all or part of their options under this plan for an amount per option equal to the average price of our common stock over the 10-day period beginning five days before, and ending five days after, the closing of the Canberra sale, minus the option's exercise price, and after deduction for any required tax withholding.

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

      Options to purchase up to 11,125,460 shares of our common stock are permitted to be granted under the plan. As of March 16, 2001, 3,906,850 options were outstanding and vested under this plan, with an average exercise price of $2.65. Certain of these options are granted at an exercise price equal to fair market value on the date of grant. Twenty percent of these options vest immediately upon grant, with the remainder becoming vested in equal annual installments over a four-year period, provided that the eligible participant continues to be employed by us or one of our subsidiaries. Effective March 17, 2000, our Board of Directors vested all options outstanding under the 1997 plan. The remaining options, to be granted at a premium of fair market value, were vested and fully exercisable upon the date of grant. In the event of an "extraordinary transaction," such as a merger or consolidation, of Packard BioScience Company or a reduction in Stonington's equity ownership in our company to below 50%, all outstanding options will become fully vested upon consummation of the extraordinary transaction.

      The terms and conditions of a new option grant under the plan are set forth in a related option agreement. Options granted under the plan will terminate upon the earliest to occur of (1) the tenth anniversary of the date of the option agreement; (2) the 180-day anniversary of the date of death or "disability," or nine months after "retirement," as such terms are defined in the Stockholders' Agreement, of the eligible participant; (3) the 30-day anniversary of the date that the eligible participant ceases to be a full-time employee of us or one of our subsidiaries for any reason other than as set forth in (2) above or in (4) below; and (4) immediately upon an eligible participant's voluntary termination of employment other than due to death, retirement or disability, or termination for "cause," as defined in the Stockholders' Agreement. Payment of the exercise price of options granted under the 1997 plan must be made in cash.

      In the event of a declaration of a stock dividend, or a reorganization, merger, consolidation, acquisition, disposition, separation, recapitalization, stock split, split-up, spin-off, combination or exchange of any shares of our common stock or like event, the number or character of the shares subject to the options or the exercise price of any such options may be appropriately adjusted as deemed appropriate by our Compensation Committee or our Board.

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

      Upon adoption of the new plans in connection with our initial public offering, the 1997 plan was frozen and no additional options will be granted under the plan.

      In connection with the sale of Canberra and the transfer of that division's employees to the purchaser, we offered those employees the ability to cash settle all or part of their options under this plan for an amount per option equal to the average price of our common stock over the 10-day period beginning five days before, and ending five days after, the closing of the Canberra sale, minus the option's exercise price, and after deduction for any required tax withholding.

The Non-Employee Director Option Compensation Plan

      In connection with our initial public offering, we adopted a Non-Employee Director Option Compensation Plan. The purpose of this plan is to promote a greater identity of interests between our non-employee directors and our stockholders and to attract and retain individuals to serve as directors. As of March 16, 2001, 45,000 options were outstanding under this plan, none of which were vested, with an average exercise price of $18.00. The main material terms of this plan are summarized below.

      General

      The plan is administered by our Board of Directors or a committee of our Board of Directors designated for this purpose.

      Our directors, who are neither our employees nor affiliates of Stonington, are eligible to participate in the plan.

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

      A total of 200,000 shares of our common stock have been reserved for issuance under the plan.

      Options

      Each new non-employee director, other than directors affiliated with Stonington, will be granted options for 15,000 shares of common stock upon being elected or appointed to our Board of Directors and upon being re-elected after each three-year term. The exercise price for all options will be 100% of the fair market value of a share of common stock on the date of the grant of such options, except that options granted before or upon consummation of our initial public offering were granted at the initial public offering price. Each option vests and becomes exercisable in equal installments on each of the first three anniversaries of the date of grant of such option, if the director remains a member of our Board of Directors at that time. Each vested option terminates one year after the director's service on our Board of Directors ceases for any reason, other than for cause. If a director is removed for cause, all vested and unvested options will be forfeited. However, options expire no later than the tenth anniversary of the date of grant. Any unvested options will terminate and be canceled as of the date a director's service on our Board of Directors ceases for any reason. All directors' options become fully vested and exercisable upon a change in control.

      Transferability

      Options granted under the plan are nontransferable other than by will or the laws of descent and distribution, or at the discretion of our Board of Directors or the designated committee, by a written beneficiary designation or by a gift to the director's immediate family. This gift may be made directly to an immediate family member, or by means of a trust or partnership or limited liability company. During the director's lifetime, a director's options may be exercised only by the director, any such permitted transferee or a guardian, legal representative or beneficiary.

      Amendments

      Our Board of Directors may at any time terminate or amend the plan, except that no termination or amendment may impair the rights of directors relating to outstanding options. To the extent required by law or automated quotation system rule, no amendment will be made without the approval of our stockholders.

The 2000 Stock Incentive Plan

      In connection with our initial public offering, we adopted a new stock incentive plan. This plan is designed to promote our success and enhance our value by linking the interests of our officers, employees and consultants to those of our stockholders and by providing participants with an incentive for outstanding performance. This plan is further intended to provide flexibility in its ability to motivate, attract and retain employees upon whose judgment, interest and special efforts our business is largely dependent. Our officers, employees and consultants, including employees who are members of our Board of Directors, and officers, employees and consultants of our subsidiaries and affiliates are eligible to participate in this plan. Non-employee directors are not eligible to participate in the 2000 plan. This plan is intended to remain in effect until 2010. The description below summarizes the material terms of this plan.

      General

      The 2000 plan is administered by the Compensation Committee of our Board of Directors and provides for the grant of stock options, both non-qualified and incentive stock options and other types of equity-based awards. As of March 16, 2001, we had 1,091,500 options outstanding under this plan, with an average exercise price of $10.99.

      The maximum number of shares of common stock available for grant under the 2000 plan is 15% of the aggregate number of shares outstanding, plus 5% of the number of shares outstanding for each year, not to exceed 6.3 million shares in the aggregate. In addition, the number of shares that may be granted to each individual participant under the 2000 plan is limited to 200,000 shares for each calendar year.

      The term of options granted under the 2000 plan may not exceed 10 years. Unless otherwise determined by our Compensation Committee, options vest ratably on each of the first four anniversaries after the grant date and have an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 plan may be incentive stock options and qualified stock options.

      A participant exercising an option may pay the exercise price in cash or, if approved by our Compensation Committee, with previously acquired shares of common stock or in a combination of cash and stock. Our Compensation Committee, in its discretion, may allow the cashless exercise of options.

      Options are nontransferable other than by will or the laws of descent and distribution or, at the discretion of our Compensation Committee, by a written beneficiary designation or by a gift to members of the holder's immediate family. The gift may be made directly or indirectly or by means of a trust or partnership or limited liability company and, during the participant's lifetime, may be exercised only by the participant, any such permitted transferee or a guardian, legal representative or beneficiary.

      Any option that expires, is forfeited or repurchased by us will again be available for grant under the plan.

      Other Awards

      The 2000 plan allows for the grant of stock appreciation rights, or SARs, alone or in tandem with options. An SAR permits a participant to receive, upon exercise, cash or shares of common stock, or a combination thereof, as determined by our Board of Directors or our Compensation Committee. The amount of cash or the value of the shares is equal to the excess of the fair market value of a share of common stock on the date of exercise over the SAR exercise price, multiplied by the number of shares with respect to which the SAR is exercised. The 2000 plan also allows for the grant of restricted stock, the vesting of which is subject to the achievement of performance goals or continued service. Performance awards may be granted subject to performance goals and/or service-based restrictions, and will be denominated and payable in cash or shares of common stock or a combination as determined by our Board of Directors or our Compensation Committee. Dividend and interest equivalents with respect to awards and other awards based on the value of common stock may also be granted.

      Change in Control

      In the event of a change in control, or in the event of involuntary termination of the optionee's employment within two years after a change of control, any options or SAR that is not then exercisable and vested will become fully exercisable and vested and remain exercisable for the option term, restrictions on restricted stock will lapse and performance units will be deemed earned. Change in control generally means:

      o the acquisition of an amount of common stock greater than the amount held, directly or indirectly, by Stonington and representing at least 30% of the outstanding common stock or voting securities;

      o a change in the majority of the members of the Board of Directors, unless approved by the incumbent directors or Stonington;

      o the completion of a merger involving our company in which, among other things, our stockholders do not retain more than 50% of the common stock and voting power; or

      o approval by our stockholders of a liquidation, dissolution or sale of substantially all of our assets.

      Deferrals

      The 2000 plan allows our Board of Directors or Compensation Committee to establish procedures for the deferral of the delivery of shares or cash pursuant to awards made under the plan.

      Amendments

      Our Board of Directors may at any time amend or terminate the 2000 plan and may amend the terms of any outstanding options or other award, except that no termination or amendment may impair the rights of the participants as they relate to outstanding options. However, no such amendment to the 2000 plan will be made without the approval of our stockholders to the extent such approval is required by law or stock exchange rules.

The Employee Stock Purchase Plan

      In connection with our initial public offering, we adopted an employee stock purchase plan. The purpose of this plan is to further our long-term stability and financial success by providing a method for employees to increase their ownership of common stock. Under the purchase plan, 500,000 shares of common stock is available for issuance and sale. As of March 16, 2001, 31,573 shares had been purchased under this plan at a price of $9.88 per share. Unless terminated sooner at the discretion of our Board of Directors, the purchase plan will terminate on December 31, 2010.

      Eligibility

      All of our employees and all of the employees of designated subsidiaries generally are eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code, and subject to compliance with applicable U.S. and foreign securities laws.

      General Description

      A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares that may be purchased by any employee during any calendar year may not exceed $25,000. The amounts so deducted and contributed are applied to the purchase of full shares of common stock under options to purchase shares at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period shall consist of one six-month purchase period. The offering period beginning in 2000 commenced after July 1, and is for less than a six-month period. Shares are purchased for participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. Participants may decrease their payroll deductions at any time but not more than once during any offering period.

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

ITEM 12: SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      The following table sets forth information with respect to beneficial ownership of our common stock, including the percentage of total voting power, as of March 16, 2001, on an actual basis and as adjusted to reflect completion of the offering, by:

      o     each of our executive officers;

      o     each director;

      o     all current directors and executive officers as a group; and

      o each holder known to us to hold beneficially more than 5% of our common stock.

      Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. You should keep the following points in mind as you read the information in the table.

      o The amounts and percentage of our common stock beneficially owned by a holder are reported on the basis of the regulations of the SEC that govern the determination of beneficial ownership of securities. Under these regulations, a person or group of persons is deemed to be a "beneficial owner" of a security if that person or group has or shares "voting power," which includes the power to vote or to direct the voting of the security, or "investment power," which includes the power to dispose of or to direct the disposition of the security. A person or group of persons is also deemed to be a beneficial owner of any securities with respect to which that person or group has a right to acquire beneficial ownership within 60 days of December 31, 2000. Under these rules, more than one person may be deemed a beneficial owner of the same security and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

      o The percentage of our common stock outstanding is based on 67,928,179 shares of our common stock outstanding as of March 16, 2001, including shares of common stock deemed outstanding pursuant to the definition of beneficial ownership in the preceding paragraph. These shares are deemed to be outstanding when computing the percentage of ownership of each person or group of persons named above, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                          Beneficial Ownership
                                                            of Common Stock
Name and Address of Beneficial Owner*                 Shares (1)           % (2)
-------------------------------------                 ----------           -----

Directors and executive officers
  Emery G. Olcott (4)..............................    2,233,855             3.3
  Franklin R. Witney (5)...........................       18,750              **
  Ben D. Kaplan (6)................................      520,000              **
  Timothy O. White, Jr. (7)........................      194,125              **
  Staf C. van Cauter (8)...........................      249,800              **
  Nicholas G. Bacopoulos...........................           --              --
  Robert F. End (9)................................   40,214,302            59.2
  Bradley J. Hoecker (9)...........................   40,214,302            59.2
  Alexis P. Michas (9).............................   40,214,302            59.2
  Harry H. Penner, Jr..............................           --              --
  Robert C. Salisbury (10).........................        6,000              **
  Peter P. Tong (9)(11)............................      162,350              **
  All directors and executive officers as a group
  (12 persons) (9)(12).............................    3,384,880             4.8
5% Stockholders
  Stonington Capital Appreciation 1994
    Fund, L.P. (3).................................   40,214,302            59.2
  GSLI Investments, Inc............................    4,495,711             6.6
  Essex Investment Management Company,
    LLC (14).......................................    3,605,785             5.0
  Franklin Resources, Inc. and related
    entities (13)..................................    4,401,329             6.6

----------

* The address for all of the members of our management and for Nicholas G. Bacopoulos, Harry H. Penner, Jr., Robert C. Salisbury and Peter P. Tong is: 800 Research Parkway, Meriden, Connecticut 06450. The address of GSI Lumonics Life Science Trust is 39 Manning Road, Billerica, Massachusetts 01821. The address of Franklin Resources, Inc. and related entities is 777 Mariners Island Boulevard, San Mateo, California 94404. The address of Essex Investment Management Company, LLC is 125 High Street, Boston, Massachusetts 02110. Refer to (3) and (15) below for additional address information.

**    Less than 1%.

(1) The figures assume exercise by only the stockholder or group named in each row of all options for the purchase of common stock held by such stockholder or group which were exercisable by May 15, 2001.

(2) Amounts are based upon 67,928,179 shares of our common stock outstanding before the offering and 70,928,179 shares of our common stock outstanding after the offering.

(3) Stonington Capital Appreciation 1994 Fund, L.P. is the record holder of 30,898,890 shares of common stock. The Stonington fund also has the right to direct the voting with respect to, but disclaims beneficial ownership of, an additional 1,123,590 shares purchased by two institutional investors pursuant to the Stockholders' Agreement. Additional rights of the Stonington fund with respect to 8,191,822 shares of our common stock are described under "Related Party Transactions". The Stonington fund disclaims beneficial ownership of any of those 9,315,412 shares. The Stonington fund is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington Partners, L.P. Stonington Partners, L.P., a Delaware limited partnership, is the general partner in the Stonington fund with a 1% economic interest. Except for such economic interest, Stonington Partners, L.P. disclaims beneficial ownership of the shares set forth above. Stonington Partners, Inc. II is the general partner of, with a 1% economic interest in, Stonington Partners, L.P. Except for such economic interests, Stonington Partners, Inc. II disclaims beneficial ownership of the shares set forth above. Pursuant to a management agreement with the Stonington fund, Stonington Partners, Inc. has full discretionary authority with respect to the investments of the Stonington fund, including the authority to make and dispose of such investments. Furthermore, Stonington Partners, Inc. has a 1% economic interest in Stonington Partners, L.P. Stonington Partners, Inc. disclaims beneficial ownership of the shares set forth above. If the underwriters exercise their over-allotment options, the Stonington fund will sell additional shares as described in footnote 14. The address for each of the entities listed in this footnote, as well as Stonington management included in the table above, is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, NY 10153.

(4) Includes shares held by Mr. Olcott's spouse and by and in trust for one of his children. Includes 565,000 shares subject to options which were exercisable as of May 15, 2001.

(5) Includes 18,750 shares subject to options which were exercisable as of May 15, 2001.

(6) Includes 500,000 shares subject to options which were exercisable as of May 15, 2001.

(7) Includes shares held by Mr. White's spouse, children and trust to which Mr. White is beneficiary.

(8) Includes 124,500 shares subject to options which were exercisable as of May 15, 2001.

(9) Messrs. End and Michas are two of four equal stockholders, and Mr. Hoecker is a director, of Stonington Partners, Inc. and Stonington Partners, Inc.
      II. Although none of Messrs. End, Hoecker and Michas owns any of our shares of common stock individually they may be deemed to be beneficial owners of shares held by the Stonington fund as a result of their ownership of stock in, and/or membership on the Boards of Directors of, Stonington Partners, Inc. and Stonington Partners, Inc. II, but they disclaim such beneficial ownership.

(10) Includes 5,000 shares subject to options which were exercisable as of May 15, 2001.

(11) Includes 50,000 shares subject to options which were exercisable as of May 15, 2001.

(12) Includes shares held by certain family members, trusts and similar entities. Includes 1,263,250 shares subject to options which were exercisable as of May 15, 2001.

(13) Amount is based upon the stockholder's most recent 13G filing, dated February 9, 2001.

(14) Amount is based upon the stockholder's most recent 13G filing, dated February 12, 2001.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders' Agreement

      In 1997, Packard BioScience Company, Stonington, KECALP Inc., Merrill Lynch KECALP L.P. 1994, BCP II Affiliates Fund Limited Partnership and Baird Capital Partners II Limited Partnership, members of our management (including Emery G. Olcott, our Chairman and Chief Executive Officer, Ben D. Kaplan, our Chief Financial Officer, and Staf C. van Cauter, our Vice President for Business Development) and over 150 of our other stockholders who did not sell all of their shares in the recapitalization entered into a Stockholders' Agreement, which contains, among other terms and conditions, provisions relating to corporate governance, restrictions with respect to the transfer of common stock, rights related to puts and calls, and registration rights granted by us with respect to our common stock. Franklin A. Witney, our President and Chief Operating Officer, and other members of our management, have subsequently become parties to the Stockholders' Agreement.

      Pursuant to the terms of the Stockholders' Agreement, each party agreed to elect an initial slate of directors of Packard BioScience Company who had been nominated by Stonington, on condition that the initial slate consists of three management stockholders, four designees of Stonington and two independent directors mutually agreed upon by Stonington and our chief executive officer. Now that the initial slate of directors has been elected, Stonington has the right to nominate at any time and from time to time all of our directors, including the right to reduce, expand, and fill vacancies on our Board, and, subject to applicable law, has the right to remove such directors at any time and from time to time, and the other parties have agreed to vote in favor of such nomination or removal of directors. In addition, Stonington has the right to direct the voting and, generally, must consent to the disposition of the shares of our common stock owned by the KECALP entities, and must generally consent to the disposition of the shares of our common stock owned by the Baird entities.

      Under the Stockholders' Agreement, each party is, subject to the limitations described below, entitled to register shares of common stock in connection with a registration statement prepared by us to register common equity beneficially owned by Stonington, as described below under "Registration Rights." Also, under the Stockholders' Agreement, Stonington has the right to require us to take such steps as necessary to register all or part of the common stock held by Stonington under the Securities Act, and each other party (other than Stonington) that holds at least 20% of the unregistered shares governed by the Stockholders' Agreement has the right on one occasion to require us to register at least 10% of these shares. The Stockholders' Agreement contains customary terms and provisions with respect to, among other things, registration procedures and certain rights to indemnification granted in connection with the registration of common stock subject to such agreement.

      The Stockholders' Agreement contains provisions relating to tag-along, drag-along, put and call rights of the stockholders, all of which terminated upon completion of our initial public offering. Pursuant to the Stockholders' Agreement, the management stockholders and the stockholders who did not sell their shares in the recapitalization will be able to transfer their shares subject to applicable restrictions under the Securities Act and other federal and state securities laws.

Registration Rights

      Under the Stockholders' Agreement, because Stonington is a selling stockholder in this offering, the other parties to the agreement owning shares of our common stock generally have the right to include those shares in the offering, except to the extent that they are able to sell their shares of our common stock pursuant to Rule 144 under the Securities Act. This exception, however, does not apply to the KECALP and Baird entities. All parties having registration rights under the Stockholders' Agreement are either participating in the offering or have waived such rights.

      In connection with our acquisition of the life sciences division of GSI Lumonics, Inc., in October 2000, we entered into a registration rights agreement with GSI Lumonics Life Science Trust under which GSI Lumonics Life Science Trust has the right to have any of our common stock owned by it included in any registered offering of our common stock, such as this offering. Under the agreement, if the managing underwriter for the offering determines, in writing, that the total amount of shares to be included in the offering exceeds the amount which can be marketed at a price reasonably related to the current market price or without materially and adversely affecting the entire offering, then:

      o of the first 5 million shares to be included in the offering, 40%, or up to 2 million shares, will be allocated to GSI Lumonics Life Science Trust, and the remaining amount will be allocated to Stonington and the other selling stockholders under the Stockholders' Agreement; and

      o of any shares in excess of 5 million, 25% will be allocated to the GSI Lumonics Life Science Trust, and the remaining amount will be allocated to Stonington and the other selling stockholders under the Stockholders' Agreement.

      As of March 16, 2001, GSI Lumonics Life Science Trust held in the aggregate 4,495,711 shares of our common stock.

      Subject to specified minimum amounts and other limitations, GSI Lumonics Life Science Trust also has the right under the registration rights agreement to, on one occasion, require us to take such steps as are necessary to register the remaining shares of our common stock owned by it. Like the Stockholders' Agreement, the registration rights agreement with GSI Lumonics Life Science Trust contains customary terms and provisions with respect to, among other things, registration procedures and certain rights to indemnification granted in connection with the registration of common stock subject to that agreement. As part of this offering, GSI Lumonics Science Trust will be selling all shares of our common stock held by them. As a result, upon completion of the offering, this agreement will no longer have any force or effect.

Other Related Party Transactions

      In connection with the 1997 recapitalization, Stonington Partners, Inc., the management company of our controlling stockholder, received a structuring fee and reimbursement for out-of-pocket expenses totaling $2.6 million in the aggregate.

      In connection with our initial public offering, Messrs. Olcott, McKernan and Serrano and Messrs. Orren Tench and Daniel Meert transferred by gift an aggregate of 107,400 shares of their own common stock, or 100 shares per employee, to substantially all of our employees who on the date of the gift did not own shares or options to purchase shares of our common stock.

      In October 2000, we entered into a joint marketing agreement with Agencourt Bioscience Corporation related to the marketing of Agencourt's DNA purification reagents. As part of the marketing arrangement, we made a $1.25 million equity investment representing approximately 8% of the outstanding equity of Agencourt. Agencourt is controlled by three sons of Richard T. McKernan, our Senior Vice President and a member of our Board. The transaction was approved by all of our disinterested directors.

      In November 2000 we loaned Mr. Kaplan $300,000 in connection with his purchase of his primary residence. The loan bears interest at the prime rate less 0.25% and is due in November 2005. Mr. Kaplan is prohibited from exercising the last 100,000 of his stock options prior to repaying this loan.

      We paid Robert W. Baird & Co. Incorporated fees and expenses of $3,069,000 in 1997 in connection with the 1997 recapitalization. In 1998, we paid Robert W. Baird & Co. Incorporated a fee of $50,000 for financial advisory services. In 2001, we expect to pay Robert W. Baird & Co. Incorporated fees and expenses of approximately $2.6 million in connection with our sale of Canberra. In addition, Baird Capital Partners II Limited Partnership and BCP II Affiliates Fund Limited Partnership, affiliates of Robert W. Baird & Co. Incorporated, own an aggregate of 1,373,030 shares of our common stock that they acquired from us in June 1997 for a total price of approximately $3.1 million.

      We paid Chase Securities Inc., an affiliate of J.P. Morgan Securities Inc., fees of approximately $1.2 million in 2000 in connection with our acquisition of the life sciences business of GSI Lumonics, Inc. George Montgomery, an employee of Chase Securities Inc., which is an affiliate of J.P. Morgan Securities Inc., owns 50,000 shares of our common stock.

      We believe all of the above related party transactions were on terms no less favorable than we could have obtained from unrelated parties.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K:

    1.  Financial Statements.

        Report of Independent Public Accountants
        Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Income (Loss) for the Years Ended
          December 31, 1998, 1999 and 2000
        Consolidated Statements of Comprehensive Income (loss) for the Years
          Ended December 31, 1998, 1999 and 2000
        Consolidated Statements of Stockholders' Equity (Deficit) for the Years
          Ended December 31, 1998, 1999 and 2000
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1998, 1999 and 2000
        Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules.

        Report of Independent Public Accountants on Financial Statement Schedule
        Schedule II - Valuation and Qualifying Accounts and Reserves for the 3-Year Period Ended December 31, 2000
        All other schedules have been omitted because they are not applicable or required.

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

Exhibit
Number                             Exhibit Title
------                             -------------

1.1      Form of U.S. Purchase Agreement*
1.2      Form of International Purchase Agreement*
3.1      Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2      Amended and Restated By-Laws of the Registrant(1)
4.1      Specimen of Common Stock Certificate(1)
4.2 Stockholders' Agreement, dated as of March 4, 1997, by and among the Company, Merrill Lynch KECALP L.P. 1994, KECALP Inc., the Management Investors listed in Schedule 1 thereto, the Non-Management Investors listed in Schedule 2 thereto and Stonington Capital Appreciation 1994 Fund, L.P. (the "Stockholders' Agreement")(2)
4.3      Amendment No. 1, dated as of June 2, 1997, to the Stockholders'
         Agreement(3)
4.4 Amendment No. 2, dated as of January 23, 1998, to the Stockholders' Agreement(4)
4.5      Amendment No. 3, dated as of March 31, 1998, to the Stockholders'
         Agreement(4)
5.1      Opinion of Wachtell, Lipton, Rosen & Katz (including consent)*
10.1 Indenture, dated as of March 4, 1997, between the Registrant and The Bank of New York, as Trustee(2)
10.2 Amended and Restated Credit Agreement, dated as of March 4, 1997, and amended and restated as of August 17, 2000, by and among the Company, the Subsidiary Borrowers from time to time parties thereto, Banc of America Securities LLC, as sole lead arranger and book manager, Fleet National Bank, as syndication agent, General Electric Capital Corporation, as documentation agent and Bank of America, N.A. as administrative agent*
10.3     Packard BioScience Company 1997 Management Stock Incentive Plan(2)
10.4     Canberra Industries, Inc. Stock Option Plan of 1971, as amended(2)
10.5     Packard BioScience Company 2000 Stock Incentive Plan(1)
10.6     Packard BioScience Company Non-Employee Director Option Compensation
         Plan(1)
10.7     Packard BioScience Company 2000 Employee Stock Purchase Plan(1)
10.8     Employment Agreement by and between the Company and Emery G. Olcott(2)
10.9     Employment Agreement by and between the Company and Richard T.
         McKernan(2)

10.10    Employment Agreement by and between the Company and George Serrano(2)
10.11    Employment Agreement by and between the Company and Staf van Cauter(2)
10.12    Employment Agreement by and between the Company and Orren K. Tench,
         Jr.(2)
10.13    Employment Agreement by and between the Company and Ben D. Kaplan(5)
10.14 First Amendment to Employment Agreement by and between the Company and Ben D. Kaplan(4)
10.15    Employment Agreement by and between the Company and Franklin R. Witney*
10.16 First Amendment to Employment Agreement by and between the Company and Richard T. McKernan*
10.17    Form of Irrevocable Power of Attorney and Custody Agreement*
10.18 Asset Purchase Agreement, dated August 19, 2000 between GSI Lumonics Life Science Trust, GSI Lumonics Trust, Inc. and the Company(6)
10.19 Asset Purchase Agreement between the Company and Compagnie Generale Des Matieres Nucleaires, dated as of November 28, 2000(7)
21.1     Subsidiaries of the Registrant*
23.1     Consent of Arthur Andersen LLP**
23.3     Consent of Wachtell, Lipton, Rosen & Katz (included in Exhibit No. 5.1)
24.1     Powers of Attorney (included on signature page)

----------

*     To be filed by amendment.

**    Filed herewith.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (file No. 333-31996).

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (file No. 333-24001).

(3) Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1997.

(4) Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1999.

(5) Filed as an exhibit to the Registrant's Form 10-Q for the quarter ending June 30, 1997.

(6) Filed as an exhibit to the Registrant's Form 8-K dated October 2, 2000, filed on October 13, 2000.

(7) Filed as an exhibit to the Registrant's Form 8-K dated February 27, 2001, filed on March 14, 2001.

(b)   Reports on Form 8-K:

      The following reports were filed during the quarter ended December 31, 2000:

      1.    Form 8-K dated October 13, 2000

      2.    Form 8-K/A dated November 13, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                               PACKARD BIOSCIENCE COMPANY


Date: March 30, 2001                        By:    /s/ Emery G. Olcott
                                               ---------------------------------
                                                       Emery G. Olcott
                                                  Chairman of the Board and
                                                    Chief Executive Officer


Date: March 30, 2001                        By:     /s/ Franklin R. Witney
                                               ---------------------------------
                                                        Franklin R. Witney
                                                          President and
                                                     Chief Operating Officer


Date: March 30, 2001                        By:      /s/ Ben D. Kaplan
                                               ---------------------------------
                                                         Ben D. Kaplan
                                                      Vice President and
                                                    Chief Financial Officer


Date: March 30, 2001                        By:       /s/ David M. Dean
                                               ---------------------------------
                                                          David M. Dean
                                                      Corporate Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2001                        By:      /s/ Robert F. End
                                               ---------------------------------
                                                         Robert F. End
                                                           Director


Date: March 30, 2001                        By:   /s/ Bradley J. Hoecker
                                               ---------------------------------
                                                      Bradley J. Hoecker
                                                           Director


Date: March 30, 2001                        By:    /s/ Alexis P. Michas
                                               ---------------------------------
                                                       Alexis P. Michas
                                                          Director

Date: March 30, 2001                        By:     /s/ Peter P. Tong
                                               ---------------------------------
                                                        Peter P. Tong
                                                          Director


Date: March 30, 2001                        By:    /s/ Robert C. Salisbury
                                               ---------------------------------
                                                       Robert C. Salisbury
                                                           Director


Date: March 30, 2001                        By:    /s/ Harry H. Penner, Jr.
                                               ---------------------------------
                                                       Harry H. Penner, Jr.
                                                            Director


Date: March 30, 2001                        By:  /s/ Nicholas G. Bacopoulos
                                               ---------------------------------
                                                     Nicholas G. Bacopoulos
                                                           Director

      No annual report or proxy material has been sent to the Company's security holders.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Packard BioScience Company:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Packard BioScience Company and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000, included in this Form 10-K, and have issued our report thereon dated February 8, 2001, except for the second paragraph of Note 1 and all of Note 15 as to which the date is February 28, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page ___ is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 8, 2001

                                   SCHEDULE II
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 2000

                                                         Balance at      Charged to      Charged to                       Balance
                                                         Beginning        Costs and         Other                        at End of
                                                         of Period        Expenses        Accounts        Deductions       Period
                                                         ---------        --------        --------        ----------       ------
Description                                               Column A        Column B        Column C         Column D       Column E
-----------                                               --------        --------        --------         --------       --------
For the year ended December 31, 1998:
  Reserves which are deducted in the balance
  sheet from assets to which they apply
     Reserves for uncollectible amounts............       $427,784         $70,448       $20,315(a)         $114,818     $403,729
For the year ended December 31, 1999:
  Reserves which are deducted in the balance
  sheet from assets to which they apply
     Reserves for uncollectible amounts............       $403,729        $113,204            --             $95,612     $421,321
For the year ended December 31, 2000:
  Reserves which are deducted in the balance
  sheet from assets to which they apply
     Reserves for uncollectible amounts............       $421,321        $135,019       $14,588(a)          $66,182     $504,746

----------

(a)   Represents reserves recorded at dates of acquisition.