Form 10-K405/A
period 2000-12-31
PACKARD BIOSCIENCE CO
filed 2001-04-02
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

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

      On March 30, 2001, the Registrant's filing agent accidentally and without the Registrant's consent, filed the Registrant's 2000 Form 10-K. This amended and restated Form 10-K contains minor corrections to pagination and page references contained in the Form 10-K as filed on March 30, 2001

                                     PART I

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

      None of the transactions described in this Item 5 involved any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the 1933 Act by virtue of Section 4(2) thereof or, in the case of clause (A), Rule 701 thereunder pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and acknowledging that the securities were issued in a transaction nor registered under the 1933 Act, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

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
                                   ========          ========          ========

      A reconciliation between the income tax expense recognized in the Company's consolidated statements of income (loss) and comprehensive income
(loss) and the income tax expense computed by applying the statutory Federal income tax rate to the income (loss) from continuing operations before provision for income taxes and extraordinary items, net follows (in thousands):

                                                           1998                      1999                     2000
                                                           ----                      ----                     ----
                                                   Amount      Percent       Amount      Percent       Amount       Percent
                                                   ------      -------       ------      -------       ------       -------
Income (loss) from continuing operations before
  income taxes and extraordinary items ........   $  3,292                  $ (6,330)                 $(21,634)
                                                  ========                  ========                  ========
Income tax (benefit) computed at statutory rate   $  1,152        35%       $ (2,216)       35%       $ (7,572)       35%
Change in valuation allowance .................     (2,291)      (69%)         6,453      (102%)        (2,411)       11%
Net tax effect relating to foreign operations .        401        12%         (1,559)       25%           (420)        2%
Research credits ..............................       (654)      (20%)          (590)        9%           (600)        3%
State income taxes ............................        275         8%            180        (3%)            --        --
Acquisition-related deductible charges ........       (394)      (12%)          (571)        9%           (778)        4%
Acquisition-related nondeductible charges .....      4,260       130%            193        (3%)           466        (2%)
Restricted stock vesting ......................       (187)       (6%)           (84)        1%            341        (2%)
Other .........................................       (125)       (4%)          (186)        3%            183        (1%)
                                                  --------      ----        --------     -----        --------      ----
                                                  $  2,437        74%       $  1,620       (26%)      $(10,791)       50%
                                                  ========      ====        ========     =====        ========      ====

      At December 31, 1999 and 2000, deferred tax assets and liabilities were comprised of the following (in thousands):

                                                             1999        2000
                                                             ----        ----

Deferred tax assets:
Net operating loss carryforwards .......................   $  2,321    $  4,346
Inventory related items ................................      2,191       1,974
Accruals not currently deductible ......................      2,088       1,957
Stock compensation .....................................        750       8,999
Foreign and other tax credit carryforwards .............     11,946      13,462
Deductible purchase accounting temporary differences ...         --       4,715
Other ..................................................        165         528
                                                           --------    --------
  Gross deferred tax assets ............................     19,461      35,981
Less: valuation allowance ..............................    (13,355)    (10,944)
                                                           --------    --------
  Total deferred tax assets, net of valuation allowance       6,106      25,037
                                                           --------    --------
Deferred tax liabilities:
International transactions .............................      3,507       3,613
Accelerated depreciation ...............................        201         258
Transaction related tax liabilities ....................      2,815       2,233
Other ..................................................        359          16
                                                           --------    --------
  Total deferred tax liabilities .......................      6,882       6,120
                                                           --------    --------
  Net deferred tax assets (liabilities) ................   $   (776)   $ 18,917
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Packard BioScience Company:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Packard BioScience Company and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000, included in this Form 10-K, and have issued our report thereon dated February 8, 2001, except for the second paragraph of Note 1 and all of Note 15 as to which the date is February 28, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page 88 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


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