Form 10-Q
period 2001-03-31
PACKARD BIOSCIENCE CO
filed 2001-05-15
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ---------- to ----------


                        Commission File Number 333-24001


                           Packard BioScience Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                     06-0676652
------------------------------------------           ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


800 Research Parkway, Meriden, Connecticut                      06450
------------------------------------------           ---------------------------
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

Shares of Common Stock Outstanding at May 14, 2001:  68,229,753

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

                                      INDEX



PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of  March 31, 2001
           and December 31, 2000                                              2

           Condensed Consolidated Statements of Income (Loss) for the
           Three Months Ended March 31, 2001 and 2000                         3

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000                         4

           Notes to Condensed Consolidated Financial Statements               5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        16


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 17

Item 6.    Exhibits and Reports on Form 8-K                                  17




                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 and DECEMBER 31, 2000
                                 (In thousands)

ASSETS                                                            March 31, 2001          December 31, 2000
------                                                            --------------          -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $ 91,296                  $ 13,294
   Accounts receivable, net                                            34,941                    32,578
   Inventories, net                                                    23,190                    22,129
   Deferred income taxes                                                4,040                    15,089
   Net current assets of discontinued operations                           --                    31,868
   Due from COGEMA, S.A. (Note 7)                                      11,000                        --
   Other current assets                                                 5,966                     6,700
                                                                     --------                  --------
      Total current assets                                            170,433                   121,658
                                                                     --------                  --------
PROPERTY, PLANT AND EQUIPMENT, at cost                                 31,250                    27,560
   Less:  Accumulated depreciation                                    (13,914)                  (13,208)
                                                                     --------                  --------
                                                                       17,336                    14,352
                                                                     --------                  --------
OTHER ASSETS:
   Goodwill, net                                                      113,210                   115,010
   Deferred financing costs, net                                        3,712                     4,196
   Net noncurrent assets of discontinued operations                        --                    36,709
   Deferred income taxes                                                4,506                     3,828
   Other                                                               10,766                    10,339
                                                                     --------                  --------
                                                                      132,194                   170,082
                                                                     --------                  --------
TOTAL ASSETS                                                         $319,963                  $306,092
                                                                     ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                     $  1,681                  $  1,884
   Current portion of long-term obligations                             1,073                     1,183
   Accounts payable and accrued liabilities                            27,312                    36,125
   Income taxes payable                                                25,456                     1,622
   Deferred income                                                     11,862                     9,485
                                                                     --------                  --------
      Total current liabilities                                        67,384                    50,299
                                                                     --------                  --------
LONG-TERM OBLIGATIONS, net of current portion                         118,218                   169,344
                                                                     --------                  --------
OTHER NONCURRENT LIABILITIES                                            2,950                     3,176
                                                                     --------                  --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Note 3):
   Common stock                                                           164                       164
   Paid in capital                                                    175,605                   168,562
   Retained earnings (accumulated deficit)                             27,041                   (22,469)
   Accumulated other comprehensive income
     (cumulative translation adjustment)                               (3,464)                       65
                                                                     --------                  --------
                                                                      199,346                   146,322
   Less: Treasury stock, at cost                                      (67,329)                  (62,718)
         Deferred compensation                                           (606)                     (331)
                                                                     --------                  --------
            Total stockholders' equity                                131,411                    83,273
                                                                     --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $319,963                  $306,092
                                                                     ========                  ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.



                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)

                                                                       Three Months Ended
                                                                             March 31,
                                                                 2001                       2000
                                                                 ----                       ----
REVENUES                                                       $51,455                    $39,845

COST OF SALES                                                   22,462                     17,371
                                                               -------                    -------

GROSS PROFIT                                                    28,993                     22,474

RESEARCH AND DEVELOPMENT EXPENSES                                8,577                      6,228

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 6)                                             13,536                     15,917

GOODWILL AMORTIZATION                                            1,466                        240
                                                               -------                    -------

INCOME FROM OPERATIONS                                           5,414                        329

INTEREST EXPENSE, NET                                           (3,704)                    (5,979)
                                                               -------                    -------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                 1,710                     (5,650)

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                                                    (530)                     1,980
                                                               -------                    -------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                     1,180                     (3,670)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF INCOME
  TAXES (Note 7)                                                 1,172                     (2,520)

GAIN ON SALE OF DISCONTINUED
  OPERATIONS, NET OF INCOME TAXES (Note 7)                      47,161                         --
                                                               -------                    -------

NET INCOME (LOSS)                                              $49,513                   ($ 6,190)
                                                               =======                    =======
BASIC PER SHARE INFORMATION:
  Income (loss) from continuing operations, net                $  0.02                   ($  0.08)
  Income (loss) from discontinued operations, net                 0.02                   (   0.05)
  Gain on sale of discontinued operations, net                    0.69                         --
                                                               -------                    -------
  Net income (loss)                                            $  0.73                   ($  0.13)
                                                               =======                    =======

DILUTED PER SHARE INFORMATION:
  Income (loss) from continuing operations, net                $  0.02                   ($  0.08)
  Income (loss) from discontinued operations, net                 0.02                   (   0.05)
  Gain on sale of discontinued operations, net                    0.66                         --
                                                               -------                    -------
  Net income (loss)                                            $  0.70                   ($  0.13)
                                                               =======                    =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)

                                                                   For the Three Months Ended
                                                                             March 31,
                                                                      2001             2000
                                                                      ----             ----
OPERATING ACTIVITIES:
   Net income (loss)                                                $ 49,513        ($  6,190)
   (Income) loss from discontinued operations, net                    (1,172)           2,520
   Gain on sale of discontinued operations, net                      (47,161)              --
                                                                    --------         --------
      Income (loss) from continuing operations                         1,180           (3,670)

   Adjustments to reconcile income (loss) from continuing
    operations to net cash used for operating activities:
      Non-cash stock compensation charges (Note 6)                        --            4,724
      Depreciation and amortization of intangibles                     2,908            1,546
      Amortization of deferred financing costs                           128              386
      Other, net                                                        (456)            (413)
      Changes in operating assets and liabilities                     (7,704)          (5,069)
                                                                    --------         --------
         Net cash used for operating activities                       (3,944)          (2,496)
                                                                    --------         --------

INVESTING ACTIVITIES:
   Acquisitions of businesses, net of cash acquired                   (5,452)          (5,488)
   Net proceeds from sale of discontinued operations,
    excluding cash sold                                              154,178               --
   Capital expenditures, net                                          (3,859)            (723)
   Product lines, patent rights and licenses acquired                   (250)            (500)
                                                                    --------         --------
      Net cash provided by (used for) investing activities           144,617           (6,711)
                                                                    --------         --------

FINANCING ACTIVITIES:
   Borrowings under long-term obligations                             45,000           24,300
   Repayments of long-term obligations                               (96,322)          (3,062)
   Purchase of treasury stock                                        (12,373)            (124)
   Proceeds from exercise of stock options                             4,350            3,302
   Proceeds from sale of common stock, net of expenses                    --              264
                                                                    --------         --------
      Net cash (used for) provided by financing activities           (59,345)          24,680
                                                                    --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (3,326)          (1,012)
                                                                    --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             78,002           14,461
CASH AND CASH EQUIVALENTS, beginning of period                        13,294            4,432
                                                                    --------         --------

CASH AND CASH EQUIVALENTS, end of period                            $ 91,296         $ 18,893
                                                                    ========         ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.



                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The condensed consolidated financial statements and related notes included herein have been prepared by Packard BioScience Company (the "Company") without audit, except for the December 31, 2000, condensed consolidated balance sheet which was derived from the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 (the "Company's 2000 Form 10-K"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which normally accompany financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying condensed consolidated financial statements, as permitted by the Securities and Exchange Commission's rules and regulations. The Company believes that the accompanying disclosures and notes are adequate to make the financial statements not misleading. Such financial statements reflect all adjustments which are normal and recurring and, in the opinion of management, necessary for a fair presentation of the results of operations and financial position of the Company for the periods reported herein. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K.


Note 1.  Basis of  Presentation and Significant Accounting Policies:
-------------------------------------------------------------------

General -
-------

The accompanying financial statements have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the Company's 2000 Form 10-K. The Company's practices of recognizing assets, liabilities, revenues, expenses and other transactions which impact the accompanying financial information are consistent with such note.

On February 27, 2001, the Company sold its Canberra division (see Note 7). The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2000, have been reclassified to reflect the net assets and operating results of the Canberra operating segment as a discontinued operation. The gain on the sale, net of related expenses and income taxes, was $47.2 million and is reflected in the accompanying financial statements. The amounts below relate only to the Company's continuing operations unless otherwise noted.

New Accounting Standard -
-----------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations which are not designated as hedging instruments under SFAS No. 133, as amended. Effective January 1, 2001, the Company reflects such forward contracts in its consolidated financial statements at their current market values based upon the actual exchange rates in effect as compared to the forward contracted rates. Resulting gains and losses are reflected in the Company's condensed consolidated statements of income (loss). The effect of adopting this statement of $0.2 million as of January 1, 2001, is included in cost of sales for the three months ended March 31, 2001. The cumulative effect of adopting SFAS No. 133 has not been classified separately since the amount is not material.

Note 2.  Inventories:
--------------------

Inventories consisted of the following at March 31, 2001, and December 31, 2000 (in thousands):

                                          March 31, 2001       December 31, 2000
                                          --------------       -----------------

     Raw materials and parts                  $12,160               $11,330
     Work in process                              845                 1,022
     Finished goods                            12,724                12,427
                                              -------               -------
                                               25,729                24,779
        Excess and obsolete reserves           (2,539)               (2,650)
                                              -------               -------
                                              $23,190               $22,129
                                              =======               =======


Note 3.  Stockholders' Equity:
-----------------------------

Below is a summary of the changes in selected components of stockholders' equity for the three-month period ended March 31, 2000 (in thousands):

                                                  Paid-In              Treasury
                                                  Capital                Stock
                                                  -------              --------

     Balance, December 31, 2000                  $168,562              ($62,718)
     Compensation expense recognized in
      connection with stock option
      modifications                                10,091                    --
     Purchases of treasury stock                       --               (12,373)
     Exercises of stock options                    (2,925)                7,275
     Restricted stock grants, net of
      forfeitures and amortization                   (123)                  487
                                                 --------              --------
        Balance, March 31, 2001                  $175,605              ($67,329)
                                                 ========              ========

In December 2000, the Company's board of directors approved a modification to the Company's existing employee stock option plans extending the period Canberra employees have to exercise their outstanding stock options from 30 to 90 days immediately following the closing of the sale. This modification generated a new measurement date and a compensation charge for all outstanding options for Canberra employees when the employees separated from the Company on February 27, 2001. The charge is based on the difference between the closing price of the Company's common stock on the date that the board of directors approved the modification and the exercise prices of the outstanding Canberra employee options as of February 27, 2001, and is reduced by compensation expense previously recognized on such options.

In connection with this modification, the Canberra optionholders elected to exercise their options resulting in the Company issuing 1,271,650 shares of common stock out of treasury stock at an average price of $4.37 per share. In lieu of a cash payment of the exercise price and related taxes, the optionholders elected to sell back 630,660 shares of common stock to the Company at a fair value of $10.75 per share, which was recorded as an increase in treasury stock. Lastly, on the same date, an additional 520,018 shares of common stock were sold back to the Company and accounted for as an increase in treasury stock at a fair value of $10.75 per share.

Note 4.  Acquisitions:
---------------------

In March 2000, the Company acquired a 51% equity interest in Carl Consumable Products, LLC ("CCP") for an initial cash payment of $510,000, with an option to acquire the remaining 49% equity interest for (a) a cash payment of $490,000, plus (b) earn-out payments equal to 25% of the operating profit (as defined in the purchase agreement) of CCP in excess of $530,000 which is generated in each calendar year occurring during the four-year period following exercise of the option (unless the option is exercised prior to March 6, 2001, in which case the applicable earn-out percentage will be increased from 25% to 35%). As of March 31, 2001, the option had not been exercised. CCP designs and manufactures sophisticated pipettes used in the liquid dispensing process of drug discovery and genomic research.

In April 2000, the Company acquired certain net operating assets, primarily intangibles, of Cambridge Imaging Limited ("CIL"), effective March 31, 2000. The Company paid $1.25 million initially with additional contingent payments, up to $4.0 million, that may be made through April 2005, subject to the operations achieving certain post-acquisition performance levels through calendar year 2004. As of March 31, 2001, no contingent earn-out payments had been earned or accrued. The assets and technology acquired are used to develop and manufacture biomedical imaging technology and devices.

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

All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices over the fair values of the net assets acquired has been reflected as goodwill in the accompanying consolidated balance sheets. As contingent payments are earned, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 20 years from the initial acquisition dates. The operating results of all acquisitions have been reflected in the accompanying condensed consolidated statements of income (loss) since their dates of acquisition.

The following unaudited consolidated information is presented on a pro forma basis, as if the GSLI acquisition had occurred as of January 1, 2000. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments include: (1) amortization of goodwill associated with the acquisition; (2) adjustments to reflect additional interest expense relating to the financing of the acquisition; and (3) adjustments to reflect the related income tax effects of the above. The pro forma impact of the CCP and CIL acquisitions is immaterial to the Company's historical actual results of operations and therefore, no pro forma adjustments have been made for such acquisitions.

                     (In thousands, except per share amount)
                                                              Three Months Ended
                                                                March 31, 2000
                                                              ------------------

     Revenues                                                       $43,223
     Loss from operations                                            (1,261)
     Loss from continuing operations                                 (5,159)
     Basic and diluted loss per share
       from continuing operations                                  ($  0.09)

Note 5.  Earnings Per Share:
---------------------------

Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is dilutive. Basic and diluted weighted average shares outstanding during the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                          2001            2000
                                                          ----            ----

     Basic weighted average shares outstanding           67,803          46,815
     Dilutive effect of outstanding stock options         3,112              --
                                                         ------          ------
     Diluted weighted average shares outstanding         70,915          46,815
                                                         ======          ======


For the three months ended March 31, 2000, 3,829,000 common stock equivalents were excluded from diluted weighted average shares outstanding as their effect was antidilutive.


Note 6.  Stock Compensation Charges:
-----------------------------------

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


Note 7.  Discontinued Operations:
--------------------------------

On February 27, 2001, the Company sold its Canberra operating segment for $170 million. Under the terms of the sale, there will be an adjustment to the $170 million sales price based upon the net asset value at February 27, 2001. The Company has quantified the net asset adjustment and has recorded the sale and related gain based upon its estimate of the ultimate sales price, including the receivable related to the net asset adjustment. The Company does not believe that the ultimate amount received for the net asset adjustment will be materially different from the amount estimated. The Company expects to receive the cash related to the net asset adjustment in the second quarter of 2001. Any difference between the amount estimated and the amount received will be reflected as a change in the gain on disposition in the second quarter of 2001.

Amounts previously reported for Canberra have been reclassified and presented as discontinued operations in the accompanying condensed consolidated financial statements. Summary information of the discontinued operations is as follows (in thousands):

                                                          Two Months Ended          Three Months Ended
                                                          February 28, 2001           March 31, 2000
                                                          -----------------         ------------------
     Net sales                                                 $14,746                    $22,640

     Total costs and expenses                                  (13,204)                   (25,893)

     (Provision for) benefit from income taxes                    (370)                       733
                                                               -------                    -------
     Income (loss) from discontinued operations                $ 1,172                    ($2,520)
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


Note 8.  Registration Statement - Subsequent Event:
--------------------------------------------------

In February 2001, the Company filed a registration statement on Form S-1 relating to an offering of 10 million shares of the Company's common stock by selling stockholders and the Company. In light of current market conditions, on April 27, 2001, the Company filed an application with the Securities and Exchange Commission to withdraw the Form S-1 registration statement.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the following:

-    intense competition in the markets we target;

- our inability to successfully introduce new products and platforms or to expand the application range for our current products;

-    our inability to effectively protect our intellectual property;

- the possibility that our products may infringe on the intellectual property rights of others;

-    a decline in the use of radioisotopic processes and instruments;

- our failure to maintain, enhance or establish technology partnerships and academic arrangements;

-    our inability to pursue strategic acquisitions;

-    costs associated with strategic acquisitions we may effect;

-    a decrease in capital spending by our customers or in government funding;

-    exchange rate and other risks affecting our foreign operations;

-    competition in the technology labor market;

-    fluctuations in our operating results;

-    conflict with the interests of our controlling stockholder;

-    our declared intention not to pay cash dividends; and

-    the large number of shares eligible for future sale.

Overview
--------

Packard BioScience Company ("Packard" or the "Company") and its subsidiaries are leading global developers, manufacturers and marketers of instruments and related consumables and services for use in drug discovery and other life sciences research. Packard is a leader in laboratory automation and has
developed  scalable   platforms  built  on  its  worldwide   leadership  in  the
manufacturing and marketing of bioanalytical instruments for use in the life sciences research industry.

Packard's revenues are derived primarily from sales of instruments and consumables with additional sales from services. Packard is marketing its instruments as parts of integrated platforms, which it expects will generate increasing instrument and consumable sales at higher gross margins than its service business.

The Company's profitability varies among the sources of revenues, consisting of sales of instruments, services and consumables. The major reasons for such variances are:

- technological differences between Packard's products and those of its competitors;

-    maturity of product life cycles;

-    competitive environment and supply of services and consumables; and

- Packard's market position and differences in the markets within the geographic areas it operates.

Packard's operating results also vary among geographic territories. Major reasons for such variances are:

- effects of foreign exchange rate fluctuations in countries where it conducts business in currencies other than the U.S. dollar, primarily England (British Pound), Euro-based countries and Japan (Japanese Yen);

- Packard's market position and mix of products sold affect the margins in each geographic area; and

- to the extent that Packard's operating results reflect special charges or credits, and such can be designated to specific geographic operations, operating results will vary.

On February 27, 2001, the Company sold its Canberra division to COGEMA, S.A. for $170 million. In addition, in the second quarter of 2001, the Company expects to receive additional sale proceeds in excess of $10 million through the net asset adjustment provisions associated with the sale. The Company used $71 million of the proceeds to repay the outstanding balance on its credit facility on February 28, 2001. In addition, in March 2001, the Company used approximately $9.3 million of the proceeds to repurchase options held by Canberra employees and paid sale-related expenses of $6.5 million through March 31, 2001. The Company intends to use the remainder of the net proceeds to pay other fees, expenses and taxes associated with the sale, totaling approximately $45 million, as well as to increase spending associated with research and development, new product development, enhancement of existing products and strategic partnerships and acquisitions, and for general corporate purposes.

The consolidated financial statements have been reclassified to reflect the net assets and operating results of the Canberra operating segment as a discontinued operation. The amounts below relate only to continuing operations unless otherwise noted.


Results of Operations (dollars in millions)
---------------------

                                                                          Three Months Ended
                                                                              March 31,
                                                                                                 % Inc.
                                                               2001              2000             (Dec.)
                                                               ----              ----            -------
     Total revenues                                           $ 51.5            $ 39.8            29.4%
     Gross profit                                               29.0              22.5            28.9%
     Operating expenses:
        Research and development                                 8.6               6.2            38.7%
        Selling, general and administrative                     15.0              16.0              N/A
                                                              ------            ------
     Income from operations                                      5.4               0.3
     Interest expense, net                                      (3.7)             (6.0)          (38.3%)
                                                              ------            ------
     Income (loss) from continuing operations
        before income taxes                                      1.7              (5.7)             N/A
     Provision for (benefit from) income taxes                   0.5              (2.0)             N/A
                                                              ------            ------
     Income (loss) from continuing operations                    1.2              (3.7)             N/A
     Income (loss) from discontinued operations, net             1.2              (2.5)             N/A
     Gain on sale of discontinued operations, net               47.1                --              N/A
                                                              ------            ------
        Net income (loss)                                     $ 49.5            $ (6.2)
                                                              ======            ======


Revenues
--------

Revenues increased $11.7 million, or 29.4%, to $51.5 million in the first quarter of 2001 from $39.8 million in the comparable 2000 period. The 2001 period includes revenues of approximately $4.7 million from the life sciences division of GSI Lumonics, Inc. (now known as Packard BioChip Technologies, LLC) ("Packard BioChip") which the Company acquired effective October 1, 2000. During the first quarter of 2000, this business generated revenues totaling $3.4 million, which are not reflected in the accompanying financial statements. On a pro forma basis, including Packard BioChip's 2000 first quarter revenues, revenues increased $8.3 million, or 19.2%, between the periods reported. Foreign currency exchange rates continued to have an unfavorable effect on the Company during the first quarter of 2001. Had exchange rates remained the same during the first quarter of 2001, as in the 2000 period, revenues would have been $1.6 million higher. The Japanese Yen, British Pound and Euro were 10%, 10% and 7% weaker, respectively, than the U.S. dollar during the first quarter of 2001 as compared to the first quarter of 2000. Excluding the effect of foreign currency fluctuations, and including the pro forma prior year revenues of Packard BioChip, revenues increased $9.9 million, or 22.9%, in the first quarter of 2001 as compared to the 2000 period. The current year increase is primarily due to growth in our instrumentation sales within our major product lines, particularly our automated liquid handling and sample preparation instruments where revenues increased $4.6 million, or 48.5%, to $14.7 million in 2001 from $9.9 million in 2000, excluding the effect of foreign currency fluctuations. Offsetting this growth was an expected decline in revenues produced from our bioanalytical scintillation instruments, referred to as our legacy products, where revenues declined $1.4 million, or 11.3%, excluding the effect of foreign exchange rate fluctuations.

Service revenues decreased $0.8 million, or 9.5%, to $7.6 million in the first quarter of 2001 from $8.4 million in the comparable 2000 period. This decrease is primarily the result of the 2000 period benefiting from services, primarily software upgrade services performed to make some of our products Y2K compliant, which continued subsequent to the passage of January 1, 2000. The 2000 first quarter was the last period to significantly benefit from such services.

Gross Profit
------------

Gross profit increased $6.5 million, or 28.9%, to $29.0 million in the first quarter of 2001 from $22.5 million in the first quarter of 2000. Gross profit as a percentage of revenues remained relatively the same between the two periods at approximately 56%. The growth in gross profit dollars is a direct result of the increased revenues discussed above.

Operating Expenses
------------------

Research and Development. Research and development spending increased $2.4 million, or 38.7%, from $6.2 million in the first quarter of 2000 to $8.6 million in the 2001 first quarter. As a percentage of revenues, research and development expenses represented 16.7% in the first quarter of 2001 compared to 15.6% in the 2000 period. The increase in spending is due primarily to the Company's October 2000 acquisition of the Packard BioChip. During the first quarter of 2001, research and development spending by this business was $2.3 million. The prior year amount does not include any amount associated with this business as it had not been acquired.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.0 million, or 6.3%, from $16.0 million in the first quarter of 2000 to $15.0 million in the first quarter of 2001. This decrease is due solely to the 2000 period including non-cash stock compensation charges totaling $4.7 million associated with the Company's April 2000 initial public offering of its common stock. Excluding these charges, selling, general and administrative expenses increased $3.7 million, or 32.7%, in the first quarter of 2001 compared to the first quarter of 2000. This increase is due to the inclusion of the Packard BioChip business in 2001, as well as a $1.2 million increase in goodwill amortization due primarily to the goodwill resulting from the Packard BioChip acquisition. The stronger U.S. dollar helped to partially offset the above-mentioned increases in selling, general and administrative costs.

Interest Expense, Net
---------------------

Interest expense, net, decreased from $6.0 million during the first three months of 2000 to $3.7 million during the comparable 2001 period. This decrease is a direct result of the net proceeds received by the Company in connection with the April 2000 initial public offering as well as the net proceeds received in connection with the February 2001 sale of Canberra. The Company used a portion of the proceeds from these transactions to reduce indebtedness, thereby reducing interest expense. In addition, the average invested cash balance was higher during the first quarter of 2001 as compared to the first quarter of 2000, resulting in increased interest income earned on invested funds. Based upon the invested cash balance on hand at March 31, 2001, and known significant net cash requirements throughout the remainder of 2001, the Company expects that quarterly net interest expense will average approximately $2.0 million through the remainder of 2001. However, events or market conditions could arise during this period that could cause actual net interest expense to differ materially from this estimate. The majority of the Company's interest expense is incurred on fixed rate subordinated notes whereas the interest earned on short-term investment instruments fluctuates with market conditions which, during the first quarter of 2001, experienced declining interest earning rates.

Effective Tax Rate
------------------

The Company's effective tax rate was 31% during the first quarter of 2001 compared to 35% in the comparable 2000 period. The 2000 rate represents a benefit on a pre-tax loss. The reduction in the effective rate between the periods presented is due primarily to an increase in the estimated research and development tax credit the Company will generate and utilize in 2001 as a result of the planned increase in research and development spending.

Discontinued Operations
-----------------------

Income (loss) from discontinued operations, net of income taxes, consists of the following (in thousands):

                                                    For the Three Months Ended
                                                             March 31,
                                                     2001               2000
                                                     ----               ----

     Revenues                                      $14,746            $22,640
     Total costs and expenses                      (13,204)           (25,893)
     (Provision for) benefit from
       income taxes                                   (370)               733
                                                   -------            -------
     Income (loss) from discontinued
       operations, net of income taxes             $ 1,172           ($ 2,520)
                                                   =======            =======


For purposes of presenting operating results of continuing operations, all corporate interest expense has been charged, and all corporate interest income has been credited, to continuing operations. Discontinued operations for 2000 included non-cash stock compensation charges totaling $3.5 million and a restructuring charge at Canberra's manufacturing operation in England totaling $2.4 million.

The gain recognized in connection with the sale of Canberra totaled $47.2 million, net of related expenses, costs and income taxes.

Liquidity and Financial Resources
---------------------------------

The Company's liquidity requirements arise from operational needs, including research and development expenditures, interest payments on outstanding indebtedness, capital expenditures and funding of acquisitions and other partnerships. Our first quarter 2001 cash requirements were met through available invested cash, proceeds from the Canberra sale, borrowings under our revolving credit facility and overseas bank facilities, and proceeds from the exercise of stock options. Our first quarter 2000 cash requirements were met primarily through borrowings on our credit facilities and proceeds received from the exercise of stock options.

Approximately half of our revenues are generated from foreign sources, most of which are denominated in currencies other than the U.S. dollar. As a result, our reported earnings and financial position are affected by changes in the foreign currency exchange rates. A strengthening U.S. dollar against the foreign currencies through which we conduct our business has had, and may continue to have, a negative impact on our U.S. dollar denominated operating results. To manage the exposure of foreign currency exchange rates, we engage in hedging strategies. We purchase various foreign currency forward contracts, at specified levels of coverage, generally for the purpose of hedging firm intercompany inventory purchase commitments.

Net cash used by continuing operating activities was $3.9 million in the first quarter of 2001 compared to $2.5 million in the first quarter of 2000. The increased use of cash for operating activities was due primarily to an increase in the first quarter 2001 customer accounts receivable associated with the significant increase in revenues as compared to the first quarter of 2000. This increased use of cash was partially offset by a reduction in cash interest payments made in the first quarter of 2001, as compared to the prior year period, resulting from the Company's repurchase of approximately $32 million of senior subordinated notes in May, August and December of 2000, as well as a lower average outstanding balance on the Company's revolving credit facility during the 2001 period as compared to 2000.

Net cash provided by investing activities was $144.6 million during the first quarter of 2001 compared to a use of $6.7 million of cash in the comparable 2000 period. The sale of Canberra generated net cash proceeds of approximately $154.2 million in the first quarter of 2001, consisting of the initial sales proceeds of $170 million, less $6.5 million of fees paid through March 31, 2001, associated with the transaction and net of cash sold. There will be additional fees of approximately $3.0 million, as well as income taxes of approximately $36.0 million, paid from the proceeds in future periods. In addition, in accordance with the purchase and sale agreement associated with the sale, there will be a net asset settlement which will effect the final purchase price paid by COGEMA, S.A., the company which acquired Canberra. The Company has estimated this settlement to be in excess of $10 million which it expects to receive before June 30, 2001. Other investing cash use during the first quarter of 2001 included $5.5 million of acquisition related activity, primarily payment of contingent earn-outs accrued as of December 31, 2000, and capital expenditures and technology purchases totaling $4.1 million. During the first quarter of 2000, the Company's investing use of cash consisted of $5.5 million of acquisition related activity, including payment of contingent earn-outs, and $1.2 million of capital expenditures and technology purchases. The increase in the first quarter 2001 capital expenditures, as compared to the 2000 period, is due primarily to the Company's purchase of a new facility which Packard BioChip will occupy at some point during the second quarter of 2001.

Net cash used for financing activities during the first quarter of 2001 consisted of a net reduction in outstanding indebtedness of $51.3 million, consisting primarily of the February 28, 2001, repayment of the $71 million outstanding revolving credit balance discussed above, offset by additional borrowings incurred to service cash needs such as scheduled interest payments and contingent earn-out payments made during the first three months of 2001. In addition, the 2001 period includes $9.3 million of net cash used to repurchase options held by Canberra employees. The first quarter of 2000 cash provided by financing activities was primarily used to fund scheduled interest payments and contingent earn-out payments made during the first three months of 2000, as well as to fund operational requirements, as needed. Both periods reflect proceeds received from employees upon the exercise of stock options.

Backlog
-------

As of both March 31, 2001 and 2000, the Company's instrument and consumables order backlog was approximately $22.4 million. The Company expects that substantially all of the March 31, 2001, backlog will be filled by December 31, 2001. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

New Accounting Standard
-----------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations which are not designated as hedging instruments under SFAS No. 133, as amended. Effective January 1, 2001, the Company reflects such forward contracts in its consolidated financial statements at their current market values based upon the actual exchange rates in effect as compared to the forward contracted rates. Resulting gains and losses are reflected in the Company's condensed consolidated statements of income (loss). The effect of adopting this statement of $0.2 million as of January 1, 2001, is included in cost of sales for the three months ended March 31, 2001. The cumulative effect of adopting SFAS No. 133 has not been classfied separately since the amount is not material.

Registration Statement - Subsequent Event
-----------------------------------------

In February 2001, the Company filed a registration statement on Form S-1 relating to an offering of 10 million shares of the Company's common stock by selling stockholders and the Company. In light of current market conditions, on April 27, 2001, the Company filed an application with the Securities and Exchange Commission to withdraw the Form S-1 registration statement.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There has been no significant change in this area since the filing of the Company's 2000 Form 10-K.

                           PART II. OTHER INFORMATION

                           PACKARD BIOSCIENCE COMPANY


Item 1.  Legal Proceedings

There has been no significant change in this area since the filing of the Company's 2000 Form 10-K.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8-K:

              A report on Form 8-K dated February 27, 2001, was filed on March 13, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on May 14, 2001.

                                              PACKARD BIOSCIENCE COMPANY


                          By:                     /s/ Emery G. Olcott
                                    --------------------------------------------
                                                      Emery G. Olcott
                                                Chairman of the Board and
                                                 Chief Executive Officer


                          By:                     /s/ Ben D. Kaplan
                                    --------------------------------------------
                                                      Ben D. Kaplan
                                                Vice President and Chief
                                                    Financial Officer


                          By:                     /s/ David M. Dean
                                    --------------------------------------------
                                                      David M. Dean
                                                  Corporate Controller