Form 10-K405/A
period 2000-12-31
PACKARD BIOSCIENCE CO
filed 2001-07-19
CIK 1035975

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                        Commission file number 333-24001

                           Packard Bioscience Company
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                          Delaware                                           06-0676652
--------------------------------------------------------------   ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

                800 Research Parkway, Meriden, Connecticut 06450
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:    203-238-2351
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class          Name of Each Exchange on Which Registered
         -------------------          -----------------------------------------
               NONE
---------------------------------     ------------------------------------------

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

Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of April 30, 2001: $176,152,622.

As of April 30, 2001, there were 68,124,753 shares of the registrant's common stock outstanding.

Documents incorporated by reference in this report:  Yes.

                                     PART I

ITEM 1:  BUSINESS

      We are a global developer, manufacturer and marketer of instruments and related consumables and services for use in drug discovery and other life sciences research, such as basic human disease research, genetic analysis and biotechnology. We believe our broad technology portfolio and our experience working in more than 60 countries with market-leading customers have allowed us to establish a worldwide leadership position in many of our primary product categories. Established on a strong lineage of bioanalytical instrumentation, we are positioning ourselves to benefit from the fundamental change and growth the life sciences research industry is undergoing resulting principally from the rapid acceleration in gene discovery. We have developed advanced technologies through substantial investments in research and development and intellectual property, as well as through acquisitions and strategic alliances. For the year ended December 31, 2000, we generated revenues of $165.4 million and a loss from continuing operations, after taxes and before extraordinary items, of $10.8 million.

      Our products are intended to meet the experimentation needs of a diverse customer base, including pharmaceutical, biotechnology, agricultural and diagnostics companies, as well as academic institutions and government agencies. We are primarily focused on integrating our products to form platforms in the following rapidly growing areas:

      o DRUG SCREENING--the process of testing vast libraries of different compounds in relatively simple tests, known as assays, containing biological molecules, called targets, which are believed to have a significant role in the onset or development of a disease,

      o FUNCTIONAL GENOMICS--the analysis of gene variations and function and their association with specific diseases, and

      o PROTEOMICS--the study of the function of genes by direct analysis of the proteins produced by such genes for the identification and validation of targets.

      Pharmaceutical and biotechnology companies have recognized that understanding genetic variation and gene and protein function is critical to the advancement of the drug discovery process. This, along with the accelerated completion of the sequencing of various genomes, including the completion of the initial high-volume stages of sequencing the human genome, is expected to result in significantly greater investments in functional genomics and proteomics research and more advanced downstream drug screening. The ability of researchers to apply genomic and proteomic information to the discovery and development of new drugs in the stages following the initial sequencing of the human genome, or the post-genomic era, is currently subject to the limitations of the analytical processes and instruments that provide the information. These shortcomings result from insufficient speed of analysis due to the lack of integrated automation in moving samples through the process, limitations in the ability to miniaturize assays and the high cost of failures late in the drug development process. Automation, high throughput rates and the simultaneous measurement of more than one target from the same sample, or multiplex analysis, will be required to meet the demands of researchers who need to process the billions of tests necessary to convert raw genetic data into medically valuable information. Based on industry experts' forecasts, we estimate that in the year 2001 the life sciences research industry will invest more than $80 billion in basic life sciences research and drug discovery and development, approximately $4.6 billion of which will be in the areas we serve with our platforms, products and services.

      Whereas many technology companies offer a solution for one or more of the shortcomings affecting the drug discovery process, we are integrating numerous proven products and innovative technologies into our platforms so that the entire process can operate with greater efficiency. Our solutions for drug screening applications, which feature automation, miniaturization and high sample throughput, allow our customers to increase speed, reduce cost, improve data accuracy and enhance productivity. In addition, our technologies are available in modular formats to address specific market needs.

      We own approximately 65 U.S. and foreign patents and have over 40 patent applications pending in the United States and abroad. Our rich portfolio of proprietary technologies is embodied in our products, consumables and services. According to a 2000 independent market research study, we provide the broadest range of products and services to the pharmaceutical drug screening industry. Our primary products include:

      o automated liquid handling and sample preparation systems--robotic devices for sample preparation and dispensing of liquids designed to enable the automation of most laboratory testing procedures,

      o microwell plate readers and plate imaging systems--analytical equipment for the high throughput analysis of samples in standardized, palm-sized plastic plates, known as microwell plates, with small wells for holding up to 1,536 samples,

      o drug screening and detection reagents--reagents and other consumables used for the preparation of drug screening assays, making possible their high throughput detection in miniaturized sample formats such as microwell plates,

      o biochip systems and related microarray analysis software--instruments and software to enable the production, detection and analysis of simultaneous gene and protein assays in microarray or biochip formats, both of which are chips containing dense grids of genes or proteins, and

      o bioanalytical scintillation instruments--essential instruments for fundamental life sciences research applications using scintillation detection, or the process that converts radioisotopic sample activity to light measurements; as we are increasingly using our capital resources and expertise to pursue new opportunities in the fast growing fields of drug screening, functional genomics and proteomics, we refer to our bioanalytical scintillation instruments product category and other radioisotopic instruments and consumables as our "legacy products."

      As part of our strategy we plan to:

      o FOCUS ON HIGH GROWTH OPPORTUNITIES--continue the development of existing and new platforms to address the large-scale experimental needs of the post-genomic era in drug screening, functional genomics and proteomics,

      o CONTINUE TECHNOLOGICAL INNOVATION--accelerate investments in technologies associated with our products and services through research and development, partnerships, licensing arrangements and acquisitions,

      o MAXIMIZE THE BENEFITS OF OUR LEADERSHIP POSITIONS AND GLOBAL PRESENCE--leverage our high brand recognition, established customer base and well-developed sales and marketing infrastructure to commercialize new products and platform technologies, and

      o GROW RECURRING REVENUE STREAM--continue to develop and increase sales of consumables, outsourcing and other services.

      We have strong long-term relationships with a broad customer base that includes substantially all of the 50 largest pharmaceutical and biotechnology companies. We also have one of the largest installed bases in the life sciences research industry with over 27,000 instruments. Our broad and well-developed customer relationships and extensive installed base not only allow us to generate a recurring revenue stream from services and sales of related consumables, but also provide us with customer insights that are invaluable for the development and commercialization of new products and technologies. Through our worldwide sales, marketing and service organization of approximately 400 individuals, we distribute our instruments and other products and provide services to many of the leading pharmaceutical, biotechnology and agrochemical companies, as well as to prominent academic, government and medical laboratories.

      Unless the context otherwise indicates, all references herein to the "Company," "Packard," "we," "us" and "our" are to Packard BioScience Company.

      Our principal executive offices are located at 800 Research Parkway, Meriden, Connecticut 06450. Our telephone number is (203) 238-2351. We maintain a website at www.packardbioscience.com. Information contained in our website does not constitute a part of this prospectus. The reference above to our website is intended to be an inactive textual reference only.

      Packard, BioSignal, HTRF, TopCount, MultiPROBE, FlashPlate, Discovery, Tri-Carb, Auto-Gamma, Radiomatic, SignalScreen, AlphaQuest, Cyclone (in the EU only), LucLite, PlateTrak, QuantArray, ScanArray, SpotArray and BioChip Arrayer (in the EU only) are registered trademarks, and ALPHA, AlphaScreen, BRET2, Fusion, HydroGel, DNATrak, GenomeTrak, MiniTrak, PlateStak, AlphaGenomics, Talon, ArrayInformatics and ImageTrak are trademarks, of Packard BioScience Company or its subsidiaries. MassPrep is a registered trademark of Waters Corporation, SPA is a registered trademark of Amersham-Pharmacia Biotech AB, and SPRI is a trademark of Agencourt Bioscience Corporation.

RECENT DEVELOPMENTS

      In October 2000, we completed the acquisition of the life sciences division of GSI Lumonics, Inc. for approximately $40 million in cash and approximately 4.5 million shares of our common stock. The business we acquired generated revenues of approximately $16 million for the year ended December 31, 2000, and is now a part of our subsidiary Packard BioChip Technologies, LLC, an entity formed to consolidate our various technologies in the area of biochips. As a result of the acquisition, based on a 2000 independent research report, Packard BioChip Technologies became a leading provider of imaging equipment and software for biochip and microarray applications.

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

      On April 27, 2001, we withdrew, due to unfavorable market conditions, a registration statement on Form S-1 which we had filed on February 9, 2001, relating to an offering of 10 million shares of the Company's common stock by selling stockholders and us.

      On July 16, 2001, we and PerkinElmer, Inc. announced that we had entered into an agreement and plan of merger, dated as of July 13, 2001, providing for the merger of us and PerkinElmer. The transaction is valued at approximately $650 million, including net indebtedness, and is structured as a tax-free, all-stock merger. If the merger is completed, we will become a wholly-owned subsidiary of PerkinElmer, and holders of our common stock will be entitled to receive 0.311 of a PerkinElmer share for each of their shares of our common stock. The merger, which is subject to customary closing conditions and regulatory approvals, as well as the approval of both our and PerkinElmer's shareholders is expected to close during the fourth quarter of 2001. In connection with the merger, some of our stockholders that represent in the aggregate a majority of our outstanding shares have also entered into a stockholder's and voting agreements with PerkinElmer.

OUR HISTORY

      We were founded in 1965 by Emery G. Olcott, our current Chairman and Chief Executive Officer, under the name Canberra Industries, for the purpose of manufacturing nuclear instrument modules. The sale of these electronic devices, which are used to detect and measure the energy of radioactive materials, laid the business foundation for our Canberra division to become a global leader in the areas of radiation exposure measurement of humans, neutron counting, nuclear safeguards and high-purity germanium detectors. Through the purchase of Packard Instrument Company from United Technologies Corporation in 1986, we diversified our product portfolio into bioanalytical instruments and biochemicals and supplies for the life sciences research industry. In March 1997, we completed a recapitalization transaction as a result of which Stonington Capital Appreciation 1994 Fund, L.P. acquired approximately 69% of our common stock, and changed our name to Packard BioScience Company. During 1998, we acquired Carl Creative Systems, Inc., currently known as CCS Packard, Inc., and BioSignal, Inc., currently known as BioSignal Packard, Inc. CCS Packard is a developer, manufacturer and distributor of high throughput liquid handling systems used in the life sciences research, in-vitro diagnostics and pharmaceutical drug discovery industries. BioSignal Packard is a developer and supplier of cloned drug targets and assay reagents used in pharmaceutical and biotechnology research, and provides screening services to drug discovery companies. In March 2000, we acquired a 51% interest in Carl Consumable Products, LLC, a designer and manufacturer of disposable pipette tips for liquid dispensing robots used to automate drug discovery and genomics research. In April 2000, we complemented our drug screening platform by adding fiber-optic imaging technology through the acquisition of the optical imaging assets, primarily intangibles, of Cambridge Imaging Limited. In October 2000, we acquired the life sciences division of GSI Lumonics, Inc. for approximately $40 million in cash and approximately 4.5 million shares of our common stock. Also, in October 2000, we began to account for Canberra as a discontinued operation. On February 27, 2001, we sold Canberra to COGEMA, S.A. for $170 million.

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

      The various phases of the modern drug discovery process are as follows. Drug targets, which are genes and proteins that are believed to have a significant role in the onset or development of a disease, are identified using genomics and proteomics techniques. These targets are incorporated into tests, known as assays, and then rapidly tested against hundreds of thousands of compounds to determine whether a particular compound reacts with a particular target, a process known as screening. The compounds that act on a target are classified as leads and are then subjected to further testing to optimize the leads, a process known as lead optimization. The drug candidates emerging from this drug candidate screening process enter the drug development phases where they are tested and optimized for therapeutic efficacy and safety in the early ADME/Tox and pre-clinical testing phases, and for commercial viability in the clinical trial phase. (ADME/Tox stands for the following properties of a lead compound: absorption by the intestinal systems, distribution within the body, metabolism by the liver and other systems, excretion and toxicity.) Ultimately, the compounds that make it through this attrition process are commercialized as therapeutic drugs. To improve the efficiency of this process, the industry is looking for tools that improve testing speeds throughout the process, enable test miniaturization to keep costs under control, and methods to bring the drug selection process forward and avoid late failures in the clinical trials phase.

      A more detailed discussion of the process of drug discovery follows.

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

      GENE EXPRESSION ANALYSIS. Gene expression is the process by which a gene's coded information is ultimately translated into the production of proteins within a cell. While all cells contain the full set of genomic DNA, different cells express different sets of genes depending on cell type and environmental conditions. Some diseases also arise from the over or under expression of genes. Gene expression levels are measured by detecting differences in the patterns of messenger RNA, or mRNA, which are molecules copied from a DNA sequence that are used by cells to initiate the production of proteins, mRNA serves as a template for the production of proteins. A primary application of this process is differential gene expression analysis, where researchers compare the genes expressed in healthy and diseased samples to identify specific genes involved in a particular disease process. Another common application involves measuring a change in expression of particular genes when researchers add drug candidates to cells.

      As researchers identify more genes from the genome sequencing projects, we expect the market for expression analysis technologies to grow significantly. For example, faster and more efficient instrumentation will enable researchers to screen a compound library more effectively and look for those compounds that affect expression of particular genes in a beneficial way, or develop a screening system to assess the toxicological effect of a set of new drug leads.

      PROTEOMICS

      PROTEIN FUNCTION

      Instead of analyzing a gene or its mRNA, proteomic research studies the function of genes by direct analysis of the gene product, or protein. A "proteome" is defined as the complete set of proteins present in a given tissue, cell or biological system at a given time. It is in essence the protein complement of the genome. A systematic analysis of the protein profiles of healthy and diseased tissue may identify disease-specific proteins. Initially, proteomics will complement functional genomics for the identification and validation of targets. Once sets of candidate proteins believed to be associated with some diseases have been identified and characterized, high throughput technologies will be required to determine the effect of drug candidates on protein function or to perform clinical studies and diagnostic analyses.

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

      ASSAYS

      Assay development, in the context of screening compounds against a new target, refers to a test a researcher must develop for measuring whether particular compounds in a library interact with the target in a particular manner. The type of assay utilized for drug screening depends on the target under investigation and the type of information being sought. Researchers design some assays to measure whether and how tightly a compound binds to a target, such as the binding of a drug to a protein. Other assays are designed to measure whether and to what degree a compound reduces the biological activity of a target, such as the activity of an enzyme. In other cases, researchers test compound collections against living cells and measure a particular cellular response, such as a change in expression level of one or more genes. Targets can be incorporated into either biochemical or cell-based assays. A biochemical assay involves a target that is isolated from its natural cellular environment. Cell-based assays test compounds on targets functioning in the environment of living human or other mammalian cells. For lead optimization, described below, cell-based assays provide a number of advantages, including greater predictive value of therapeutic effect and potential toxicity. However, cell-based assays have typically been more difficult and time consuming to develop and to perform due to difficulties in detecting the function of a target in a living cell and the inherent technical complexities of using human or other mammalian cells in drug screens.

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

SHORTCOMINGS OF THE DRUG DISCOVERY PROCESS

      Based on industry experts' forecasts, we estimate that in the year 2001 the life sciences research industry will spend more than $80 billion for research and development of new pharmaceuticals, more than $1.9 billion of which will be spent on drug candidate screening in the areas we serve. Despite these heavy investments, the largest companies in the industry do not believe they have the means to generate an adequate rate of new drug applications for regulatory approval. A significant opportunity to discover greater numbers of higher quality drug candidates has been created by the recent dramatic increases in the number of potential targets and the size and diversity of compound libraries. These increasing numbers of gene targets and compounds, however, have also created shortcomings in the drug discovery process.

      We believe that the following technology limitations are hindering efficiency improvements in the drug discovery process.

      INSUFFICIENT SPEED DUE TO LACK OF INTEGRATED AUTOMATION

      Most drug discovery facilities rely on screening massive numbers of samples for functional genomics and drug screening applications. Throughput is currently limited by the preparation and movement of samples through the process of plate and liquid handling, incubation, washing and finally into the detection area, as opposed to the actual analysis time. For example, to perform one high throughput screen, researchers typically need to remove thousands of compounds from storage and transfer small amounts of these compounds to hundreds of new plates. They then add fluid to dilute them and transfer a portion of the diluted compound to another set of plates. After adding a target and reagents, they move the plates to an incubation station and incubate the reaction mixture for a precise period of time. In some cases, they then may separate the non-active portion from the reaction by washing the plates. They then transfer the plates to a detection instrument to scan the plates and to see the results. Finally, they discard all the plates. The whole process can take a team of researchers weeks or months to complete, and must be repeated to test the same compounds against the next pharmaceutical target.

      We believe that, in order for drug discovery to reach the next level of performance, each process module, including robotics, liquid handling, assay reagents, detection systems and data management software, must be linked and integrated in a highly automated or industrialized manner.

      LIMITATIONS IN THE MINIATURIZATION OF ASSAYS

      To stay competitive and meet their goals for operational and financial growth, pharmaceutical companies will have to increase significantly the number of new drugs they introduce into clinical trials each year. Capacity increases in drug candidate screening, SNP detection, gene expression and protein function analysis will be required to meet these objectives. However, industry experts agree that such capacity increases will not be economically feasible unless assays can be miniaturized. Assays can generally be divided into liquid phase assays, in which the assay components are mixed and the results measured without an additional processing step, and solid phase assays, in which at least one assay component is attached to an inert solid support. Many drug screening assays are liquid phase assays, and are processed in the wells of microwell plates. Functional genomics and proteomics assays on the other hand are often processed on microarrays, which are high-density arrays of biological samples on a solid support, called a microspot. Each microspot of the array represents a solid phase assay. The following fundamental problems need to be addressed to successfully miniaturize these two types of assays:

      o     Liquid phase or microwell plate assays:

            -- highly sensitive assay chemistries and detection equipment are required to measure biological reactions in small microliter volumes, without substantially increasing the concentration of the reagents.

            -- sample preparation and liquid handling must be performed in small volumes such as 384- or 1536-well microwell plates rather than 96-well microwell plates, requiring the ability to accurately dispense volumes at the sub-microliter level.

      o     Solid phase or microarray assays:

            -- deposition of the assay component, whether a nucleic acid or a protein, on a solid phase must be performed with great accuracy and precision at the sub-nanoliter (one billionth of a liter) level in order to realize the advantages that can be obtained from simultaneous analysis of data obtained from gene and protein chips.

            -- high-resolution imaging equipment with great detection sensitivity and a wide dynamic range is required to automatically measure and analyze batches of microarrays without much user intervention.

      TOO MANY FAILURES, TOO LATE IN THE PROCESS

      The cost of drug discovery increases exponentially as a lead moves through the discovery process. The cost of screening a compound is usually below ten dollars, while the cost of developing a drug candidate at later stages of the development can run in the hundreds of millions of dollars, especially during clinical trials and the regulatory approval process. With the largest cause of failure in the clinic being toxicology issues, the incorporation of high throughput approaches for ADME/Tox screening in discovery will greatly benefit any pharmaceutical company. Drug lead failures late in the process should be significantly reduced through the use of so-called functional assays that monitor the effect of drug candidates on living cells, and the implementation of high throughput gene expression profiling using microarray formats to reject compounds having unacceptable toxicity profiles.

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

      o BRET2. We consider Bioluminescence Resonance Energy Transfer, or BRET, a breakthrough luminescent assay technology for proteomic studies in live mammalian cells. We released this new technology to the market in August 2000 under the trade name BRET2. This technology allows the study of protein-to-protein interactions in live cell assays. For example, BRET2 enables the analysis of a new class of drug targets identified by the Human Genome Project, so-called orphan receptors targets, which are unknown receptor molecules on the surface of a cell that may interact with particular drug compounds. The fundamental technology is licensed exclusively from Vanderbilt University.

      o LUCLITE. In 1996, we introduced, under the trade name LucLite, a glow-type luminescent substrate which are reagents that emit light where particular genes are present in a cell. For the first time LucLite enabled ultra-high throughput screening of gene expressions in cells. Today, we estimate that LucLite reagents have been used to screen over 60 million compounds worldwide;

      o FLASHPLATE. FlashPlate scintillation proximity assay technology, which is a process of converting radioisotopic activity into light when two molecules interact, was introduced in the early 1990's for homogeneous radioisotopic applications. Despite the trend away from the use of radioisotopes, we believe that radioisotopic assays will remain useful for a significant percentage of drug discovery assays because it is possible to label a compound with a radioisotope without altering its chemical structure. We currently distribute FlashPlates through PerkinElmer's life sciences division, under an exclusive license agreement;

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

      o SPOTARRAY. SpotArray, which we expect to start delivering in the third quarter of 2001, is being developed as an economical alternative to our inkjet printing technology. It is a pin tool printer designed for printing microarrays in academic and research settings. SpotArray features a small footprint for space-constrained laboratories and incorporates features including an integrated enclosure, humidity control, and a barcode reader. SpotArray features intuitive, integrated software for array design and spotter operation, and hardware sensors are integrated with the software operation to prevent operation errors. Advanced motion control, replaceable spotting pins, and a pin washer provide fast, reliable operation for small-scale microarray production.

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

      o ARRAYINFORMATICS. Our ArrayInformatics software, which we expect to start delivering in the third quarter of 2001, will be one of the first commercial products to incorporate microarray process information, microarray spot data, and data visualization into one integrated product. Users can store and analyze five channels of microarray spot data and graphically visualize an audit trail of data transformations. ArrayInformatics is designed to facilitate data collection from all our biochip products including QuantArray, ScanArray, and SpotArray. In addition, data can be imported from other third-party bioinformatics products.

OUR INDUSTRIALIZED PLATFORMS AND SOLUTIONS

      According to a 2000 independent market research study, we provide the broadest range of products and services to the pharmaceutical drug screening industry. Whereas many technology companies offer a solution for one or more individual components of the broader drug discovery process, we are integrating numerous proven technologies into our product offerings so that the entire process can operate with greater efficiency. Our approach is aimed at integrating our technologies, using modular, scalable, integrated platforms that are suitable for high throughput industrial applications, while keeping our individual components and products sufficiently flexible and convenient for smaller scale academic research.

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

      The advantages of our current industrial-strength platforms and those under development are listed in the following table:

          FEATURE                       ENABLING TECHNOLOGIES                                    BENEFITS
AUTOMATION                   o PlateTrak robotic system                   o High throughput drug screening and DNA preparation

                             o MultiPROBE/Talon liquid handling           o Flexible automation of most sample preparation
                                                                            procedures

                             o Inkjet printing of biochips/microarrays    o High quality production of gene and protein chips

MINIATURIZATION              o AlphaScreen assays                         o Compound and target savings in drug screening

                             o Low-volume dispensing in 384- and 1536     o Reduction of assay volumes
                               -well microwell plates

                             o AlphaGenomics assay                        o Cost effective and accurate SNP detection

ULTRA-HIGH THROUGHPUT        o Fusion multi-mode plate reader             o High throughput analysis of biochemical and SNP
                                                                            assays

                             o ImageTrak plate imager                     o Cell-based drug discovery

                             o ScanArray biochip imager                   o Automatic analysis of gene and protein chips

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

      INDUSTRIALIZED DRUG SCREENING PLATFORM

      Our industrialized drug screening platform allows assay development and high throughput screening facilities to transition from conventional microwell plates, to high-density microwell plates, and ultimately to microarray plates. Our platform builds upon PlateTrak "assembly-line" technology for high throughput automation and dispensing, ultra-sensitive AlphaScreen and BRET2 screening technologies for miniaturization of both biochemical and cell-based assays, and integrated microwell plate readers and imagers for ultra-high throughput analysis. With the recent introduction of the ImageTrak system, we believe we now offer the most advanced technology for cell-based assays based upon our multi-tip liquid dispensing technology with multi-fiber optics imaging for simultaneous injection of compounds and measurement of their instantaneous response on live intact cells. Simultaneous data from all wells will provide enhanced information on drug lead affinity, efficacy and function from a single assay, thereby helping to identify drug candidate failures early in the process.

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

      Today, the current applications of our major product lines collectively span the stages of the drug discovery process from target identification to clinical trials.

      Our AlphaScreen brings reliable, high throughput screening capabilities to miniaturized sample formats, including 1536-well microwell plates. We believe that AlphaScreen enables miniaturization of the broadest range of assays of any non-isotopic high throughput screening technology. The following table illustrates some of the features of our AlphaScreen assay technology:

                                          TRADITIONAL NON-ISOTOPIC HIGH
                                                THROUGHPUT SCREEN*                     ALPHASCREEN
                                        ----------------------------------        -----------------------
Typical Assay Volume                    50 to 250 microliter                      5 to 50 microliter

Assay Volume Lower Limit                10 microliter                             < 1 microliter

Reagent/Target/Compound Savings         1 x                                       Up to 10 x





Microwell Plate Format                  Typically 96 and 384                      96, 384 and 1536

Low Affinity Protein Interactions       No                                        Yes

SNP Discovery and Scoring               Some                                      Yes

Adaptable to Various Assay Classes      Typically to 40% of all classes           Up to 70% of all classes

Integral Signal Amplification           No                                        Yes

Signal/Background Ratio                 Low                                       High

Sensitivity                             1 x                                       Up to 10 x

-----------------------
* Based on publicly available third party sources.


      INDUSTRIALIZED FUNCTIONAL GENOMICS PLATFORM

      We are extending the applications of our industrialized high throughput drug screening platform to functional genomics applications. The systems we have developed for the MIT Center for Genome Research are evidence of the fact that our industrial strength process-line automation systems are very well suited for DNA sample preparation for high throughput genomics applications. In addition, our proven AlphaScreen platform is being adapted to enable reliable and economical high throughput SNP genotyping in microwell plate formats. This platform, which is being commercialized under the trade name AlphaGenomics, will be suited for screening of SNP candidates in a great number of individuals to confirm disease association, and to conduct large-scale pharmacogenomics studies. For other large-scale functional genomics applications, such as gene expression profiling, it is beneficial to study the effects of experiments on many genes simultaneously. This parallel approach of examining genes is powerful since subtle patterns can often be revealed. The biochip or microarray is one of the very few assay formats that can carry out such highly parallel analysis. To address this fast emerging market, we have designed proprietary BioChip Arrayer production tools using patented inkjet printing technology to manufacture high-quality microarrays, and through the acquisition of the life sciences division of GSI Lumonics, Inc., based on a 2000 independent research report, we have become the leading provider of microarray imaging and software analysis tools.

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

      o BIOCHIPS AND MICROARRAY PRODUCTS. The biochip or microarray is one of very few assay formats that can analyze multiple genes simultaneously, as is needed to meet the demands of the high growth in the amount of genetic information available, and to convert raw genetic data into medically valuable information. It is part of an integrated system that begins with the deposition of synthetic DNA or gene replica, referred to as the probe, on the surface of a flat substrate, referred to as a chip. Sample DNA, the target, is prepared independently and applied to the biochip for hybridization. After hybridization between complementary DNA sequences in the sample target and the probe DNA immobilized on the chip, the hybridization signals are detected and analyzed. Through internal research and development, we have designed BioChip Arrayer production tools based on our patented inkjet printing technology, and through the acquisition of the life sciences division of GSI Lumonics, Inc., based on a 2000 independent research report, we have become the leading provider of microarray imaging and software analysis tools. To focus our commercialization efforts on this fast growing emerging market, we have created Packard BioChip Technologies, LLC. This subsidiary will continue to develop the components of our biochip platform with the aim of offering our customers a range of instrumentation and software that spans the entire microarray process, from production, to analysis, to data interpretation. Our strategy is to commercialize our own portfolio of microarray products in conjunction with technology transfer and licensing agreements to address the market potential for functional genomics applications in a wide range of industries. We believe we are well positioned to achieve this goal because we have a spectrum of printing technologies, including the SpotArray for small-scale research applications and the BioChip Arrayer for industrial-scale microarray production, complemented by a broad product line of ScanArray microarray scanners, and QuantArray and ArrayInformatics software.

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

            For protein chip imaging and analysis, we offer our ScanArray laser scanner and QuantArray software which, according to a 2000 independent research report, are leading microarray imaging and analysis tools. The flexibility provided by the ScanArray to analyze microarrays with up to five laser wavelengths and the high detection sensitivity of our proprietary optics are particularly beneficial for protein chip analysis.

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

      DRUG SCREENING AND DETECTION REAGENTS AND SUPPLIES

      Our detection reagents and supplies are laboratory consumables used for the operation of bioanalytical instruments sold by our competitors and us. Detection reagents principally include light-emitting scintillation cocktails, or reagents that convert radioisotopic sample activity to light, used in conjunction with our bioanalytical scintillation instruments. Today, we are a leading manufacturer of scintillation cocktails and supplies, such as vials and microwell plates.

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

      In October 2000, through the acquisition of the life sciences division of GSI Lumonics, Inc., we acquired the ScanArray biochip imaging products. The ScanArray is the market leading three- and four-color microarray laser scanner that enables researchers to conduct multiple and more complex microarray experiments simultaneously. In addition, the ScanArray product features unique automation capabilities, including a proprietary bar code reader and automated slide loaders that allow users to run up to 20 microarrays unattended. The ScanArray enjoys strong brand name recognition with installations at over 350 academic, biotechnology and pharmaceutical customers worldwide. According to a 2000 independent third party research study, the ScanArray technology, is a leader in the fast growing area of laser scanning for biochip and microarray analysis.

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

      Sales of this product group, inclusive of consumables, accounted for approximately $47million, or 28%, of our consolidated revenues for the year ended December 31, 2000, $55 million, or 35%, for the year ended December 31, 1999, and $51 million, or 35%, for the year ended December 31, 1998. We believe that customers will continue to shift from radioisotopic methods to alternative labeling techniques, and therefore that our revenues from these product lines will continue to decline.

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

COMPETITION

      We compete with several manufacturers in both domestic and foreign markets within all areas of the life sciences research industry. We also encounter different specialized competitors in each of our key product lines and target markets. We believe that the principal competitive factors in our industry are product performance and functionality, price, marketing expertise, distribution capability and on-site service support, technological applications expertise and the ability to offer integrated system solutions.

      A number of larger established companies such as Agilent Technologies, Inc., Applied Biosystems (formerly PE Biosystems), Amersham Pharmacia Biotech AB, Beckman Coulter, Inc., PerkinElmer, Inc. (formerly EG&G, Inc.), QIAGEN NV, Tecan AG and Thermo Instruments Corporation compete with us across a broad range of product lines and market segments. We compete primarily with these companies on the basis of product performance and functionality, technological applications expertise, the ability to provide integrated platform solutions and, to a lesser extent, price.

      Many of these competitors have substantially greater financial, technical, marketing and sales resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Each of these competitors produces products based on similar technologies that we utilize; however, none of them produces product platforms utilizing all of our major technologies. Some of them have a greater market share than us in particular product areas, and offer, or may in the future offer, products with performance capabilities generally similar to those offered by our products. Not all of these larger competing companies are solely focused on the life sciences research industry; some have diversified into other industries. We believe that the customers in our industry are placing increasing importance on technological applications expertise and the ability to provide integrated application solutions, and we believe that we are one of few companies that can offer integrated platform solutions across three major application areas: drug screening, functional genomics and proteomics.

      We do, however, also have various competitors that are focusing on the areas that are being addressed by our integrated platforms. The principal competitors in these three areas are, in alphabetical order:

      o for drug screening: Aurora Biosciences Corporation, Caliper Technologies Corporation, Carl Zeiss Jena GmbH, Cellomics, Inc., CyBio AG, Evotec BioSystems AG, Molecular Devices Corporation (including the recently acquired LJL BioSystems, Inc.);

      o for functional genomics systems: Affymetrix, Inc., Illumina Inc., Incyte Genomics, Inc., Orchid Biosciences, Inc., and Sequenom, Inc.; and

      o for proteomics: Biacore, Inc., Ciphergen Biosystems, Inc., Genomic Solutions, Inc., Luminex Corporation and Zyomyx, Inc.

      Because of their strong focus on particular market segments, we face intense competition in these areas from most of these focused or specialized companies. These companies typically provide innovative products and strong technological applications expertise, and several have a greater market share in their respective market segments than we do. Some offer integrated platform solutions; however, we believe that we are one of few suppliers that manufactures all the components of such integrated system solutions. We compete with these companies on the basis of price and cost effectiveness of our integrated solutions, global marketing expertise, and worldwide distribution and on-site service support. Many of these competitors have a limited installed base and must rely on partners for global distribution, service and support. Our large installed base and extensive sales and support organization worldwide, give us a more complete coverage of the diverse customer base including both large pharmaceutical companies and small academic laboratories.

      We believe that we compete effectively by offering the best combination of price, quality, service and support. Customers, however, may determine that some competitive products are available at a cheaper price, or that more expensive competitive offerings provide technological or other performance advantages.

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

      Issued and pending patents we own, or hold licenses to, distinguish us from our competitors by preventing them from copying product attributes or imitating performance characteristics. In addition, some of our patents add barriers to market entry by forcing other companies to design around our patented technologies and products, thus slowing down the development process of competing products. In some cases, we believe that we may be able to leverage our patent portfolio by facilitating cross license negotiations in order to further expand the applications of our platforms. Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications filed with the U.S. Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States patents will expire between 2002 and 2021. None of our material patents will expire before 2012. We do not believe that the expiration of any one patent will materially impact our revenues or product sales. Our success depends to a significant degree upon our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products, technologies and patentable enhancements.

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

      LICENSE AGREEMENTS

      We license technology from a number of third parties including, among others, HydroGel chip technology from Argonne National Laboratory, AlphaScreen chemistry from Dade Behring, Inc., BRET2 array chemistry from Vanderbilt University, liquid dispensing technology from Microdrop GmbH, and microwell plate technology from Massachusetts General Hospital. These licenses are generally long-term and require us to pay royalties to the licensor in connection with sales of the product utilizing the licensed technology. The terms of our material license agreements are described below.

      We have entered into a license agreement with Dade Behring, Inc. under which Dade Behring granted to us a worldwide, exclusive license to some of its patents related to our AlphaScreen assay technology, and we agreed to make royalty payments to Dade Behring in connection with the sale of such chemistry. Our rights under the license agreement are limited to the fields of life sciences research and pharmacogenomics applications. Dade Behring may convert the license to non-exclusive or terminate it if we fail to make specified minimum royalty payments. Unless earlier terminated, the license will terminate upon the expiration of the last to expire of the licensed patents, which we expect to occur not earlier than 2018, at which time the license will convert to a ten-year, royalty-bearing non-exclusive license. Because the license covers a number of pending patent applications, we cannot determine a specific termination date.

      We have entered into a license agreement with Argonne National Laboratory under which Argonne granted to us, together with Motorola, Inc., a co-exclusive license to patents, limited to use in the field of life sciences research, related to our HydroGel technology. Argonne may convert our rights under the license to non-exclusive in 2005 if we fail to generate sufficient royalties for four consecutive years. Additionally, we may, in our sole discretion and subject to penalties, convert our rights under the license to non-exclusive. The license may be terminated by us, in our sole discretion and subject to penalties, upon thirty days' prior written notice to Argonne. Unless earlier terminated, the license will terminate upon the expiration of the last to expire of the licensed patents, which we expect to occur not earlier than 2017. Because the license covers a number of pending patent applications, we cannot determine a specific termination date.

      We have entered into a worldwide, exclusive license with Microdrop GmbH under which Microdrop licensed to us know-how related to piezoelectric liquid dispensing technology for use in the fields of liquid handling applications in life sciences research and clinical diagnostics. The license will be converted automatically to non-exclusive in the event that we fail to make specified minimum royalty payments. In any event, the license, which would otherwise expire in 2012, will be extended automatically annually until either party notifies the other of its desire not to extend.

      We have entered into a license agreement with Massachusetts General Hospital under which the hospital granted to us an exclusive, worldwide license to the hospital's patents related to microwell plate technology, and we agreed to make royalty payments to the hospital based on the sale of products incorporating such technology. The license is limited to the fields of life sciences research and diagnostics, and expressly excludes in-vivo diagnostics applications. The license shall remain in effect until the date that is the earlier of (1) one year after we discontinue selling licensed products and (2) the expiration of the last to expire of the licensed patents, which we estimate to be 2003.

      We have entered into a license agreement with Vanderbilt University under which the University granted to us an exclusive, worldwide license to the fundamental technology related to our BRET2 array chemistry, and we agreed to make royalty payments to Vanderbilt in connection with the sale of such chemistry. The license is limited to the field of life sciences research, other than clinical, diagnostics or therapeutic applications. Vanderbilt may convert this license to non-exclusive if we fail to make licensed products and services commercially available. We may terminate this license at any time upon sixty days' prior written notice. Unless earlier terminated, the license remains in effect until we discontinue selling licensed products and services or upon the expiration of the last to expire of any patents that may be issued in the future covering such technology, whichever is earlier. Because the license covers a number of pending patent applications, we cannot determine a specific termination date.

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

ENVIRONMENTAL MATTERS

      Our operations are subject to U.S. federal, state and local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the possession, distribution, handling, generation, emission, release, discharge, export, import, treatment, storage and disposal, and cleanup of, hazardous materials, substances and wastes. We believe our operations are in material compliance with all applicable environmental laws and regulations as currently interpreted. We do not believe that our compliance with environmental regulations will have a material effect on our or our subsidiaries' capital expenditures, earnings and competitive position.

REGULATION

      We are not subject to governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate, affecting such matters as taxes, employees, environmental matters, business organization and the like.

DESCRIPTION OF INDEBTEDNESS

      SENIOR SUBORDINATED NOTES

      During 1997, we issued $150,000,000 principal amount of 9.375% senior subordinated notes due March 1, 2007. We used the net proceeds from the sale of the notes, in connection with the 1997 recapitalization, to repay outstanding indebtedness under previous obligations and to repurchase shares of our outstanding common stock.

      We issued and sold our notes in March 1997 in a transaction not registered under the Securities Act, and subsequently registered them with the SEC in an exchange offer that we completed in June 1997. In 2000, we repurchased $31.9 million of our notes in the open market, using proceeds from our initial public offering. As of April 30, 2001, there were $118,145,000 in aggregate principal amount of notes outstanding.

      We have the right to redeem our notes in cash, at any time on or after March 1, 2002, at redemption prices ranging from 104.688% to 100.000% depending on the timing of redemption.

      In the event of a "change in control" of Packard BioScience Company, a holder of notes generally has the right to require us to purchase all or a portion of its notes at a purchase price equal to 101% of the notes' principal amount. Change of control is defined under the indenture governing the notes as the occurrence of any of the following events:

      o any person or group, other than Stonington and their affiliates, is or becomes the beneficial owner of more than a majority of our outstanding voting stock,

      o during any period of two consecutive years, the directors who at the beginning of the two years (together with any new directors whose election was approved by either Stonington or their affiliates or 66 2 /3 % of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved), cease to constitute a majority of the board of directors,

      o we consolidate, merge or transfer substantially all of our assets, excluding some transactions that would not result in a payment restricted by the terms of the notes and where only Stonington and its affiliates would own a majority of the total outstanding voting stock of the surviving corporation, or

      o we are liquidated or dissolved, other than in a transaction subject to the above exclusion.

      In addition, under the terms of the notes, if we sell assets for net proceeds exceeding $10 million and within the following 360 days we do not use these proceeds to replace the assets sold or permanently repay our senior indebtedness as provided in our credit agreement, as amended and restated, we must use proceeds that are not so reinvested to repurchase notes. We currently estimate that, if we are unable to use the net proceeds from the sale of Canberra to replace the assets sold within 360 days of the completion of the sale, we would be required to use up to approximately $82 million of the net proceeds to repurchase notes.

      The notes are unsecured senior subordinated obligations of Packard BioScience Company and any payment of or on the notes is subordinated to the payment to all of our existing and future senior indebtedness, including indebtedness under our senior credit facility.

      Under the terms of the notes, we are subject to the following covenants:

      o we and our subsidiaries cannot incur indebtedness if our consolidated fixed charge ratio, as defined in the indenture, for the preceding four fiscal quarters is less than 2.0;

      o we cannot generally pay or declare dividends, redeem our stock, retire subordinated debt or make investments, unless we meet the financial test specified in the indenture;

      o we and our subsidiaries generally cannot enter into transactions with any of our affiliates unless the transactions are on terms not less favorable than would result from a third-party transaction;

      o we and our subsidiaries generally cannot create or incur any liens that would have priority over the notes, except as otherwise permitted under other terms of the indenture;

      o we and our subsidiaries cannot sell assets at less than fair market value, and at least 75% of the consideration we receive from any such sale must be in cash or cash equivalents;

      o     we are limited in incurring additional subordinated debt;

      o we and our subsidiaries generally are prohibited from issuing preferred stock; and

      o we may not engage in mergers, consolidations or the sale of all or substantially all of our assets unless we are the surviving company or the surviving company assumes our obligations under the notes, the indenture and the guarantees of the notes, the transaction would not result in a default under our note and no liens restricted under the indenture are incurred.

      We do not believe that these covenants will prevent us from implementing our business plan or executing our strategy. As of December 31, 2000 we are in compliance with all covenants under our notes.

      The notes are not listed, and we do not intend to apply for listing, on any securities exchange or automated quotation system.

         SENIOR CREDIT AGREEMENT

         During 1997, in connection with the 1997 recapitalization, we entered into a senior credit agreement with a group of banks which provided for a term loan facility and a revolving credit facility. In August 2000, we amended and restated the credit agreement to eliminate the term loan and increase the revolving credit borrowing capacity from $75 million to $100 million. Under the terms of the amended and restated credit agreement, the outstanding revolving credit facility balance, if any, is due and payable on August 17, 2005. Revolving credit borrowings bear interest at rates within a range, subject to the consolidated leverage ratio we achieve. U.S. dollar denominated borrowings bear interest, at our option, at the customary base rate plus 0.25% to 1.75% or the Eurodollar rate plus 1.25% to 2.75%. Borrowings in currencies other than the U.S. dollar bear interest at the cost of funds rate plus a margin. The amended and restated credit agreement requires a 0.5% commitment fee, adjusted downward if we achieve a consolidated leverage ratio of 2:00 to 1:00 or less.

         We are required under the credit agreement to reduce the commitments under the revolving credit facility generally if we sell assets or issue debt or equity securities. Mandatory prepayments or commitment reductions are applied to the permanent reduction of the revolving credit facility.

         The credit agreement contains financial covenants that limit our ability to incur indebtedness if our ratio of debt to earnings before income tax, depreciation and amortization, or EBITDA, ratio of EBITDA to interest expense, and ratio of EBITDA to our fixed charges (which are comprised of interest, taxes, scheduled debt payments and capital expenditures) do not equal or exceed specified levels, which vary by year. We are also subject to covenants, including the following:

         o except for amounts drawn under the revolving credit facility, intra-company debt, guarantees and our senior subordinated notes, we cannot incur or have an aggregate principal amount of debt exceeding $20 million;

         o generally we cannot create, incur or assume any lien on our property or revenues;

         o generally, we cannot merge, consolidate, liquidate, transfer or sell all or substantially all of our assets or materially change our present method of conducting business;

         o except for limited sales of obsolete property, sales of inventory in the ordinary course of business and intra-company sales of capital stock, generally we cannot sell assets that have a fair market value of more than $5 million in any fiscal year and $15 million during the term of the credit agreement;

         o except for stock dividends, limited stock repurchases from employees and intra-company payments, generally we cannot pay dividends or repurchase our stock;

         o we cannot make capital expenditures in excess of the amounts specified in the credit agreement;

         o we are limited in the amount of cash that we can spend on any single acquisition;

         o except for open market purchases of our subordinated notes at a maximum redemption price of 105% of the original face amount, and as long as $50 million in aggregate principal amount of notes remains outstanding and the sum of our cash balances available on hand and amount of available revolving credit commitment exceeds $15 million, we cannot repay, repurchase or generally amend our subordinated notes; and

         o     we cannot enter into any new, unrelated lines of business.

         As of December 31, 2000, we are in compliance with all covenants under our credit agreement.

         The credit agreement also provides for customary events of default, including failure to make payments when due, failure to make interest payments or payments of fees after a grace period, cross-defaults, violations of covenants, material inaccuracies of representations and warranties, bankruptcy, material judgments, invalidity of guaranties or any security document or the occurrence of a change of control. In connection with the credit agreement, we pledged as collateral substantially all of our and most of our domestic subsidiaries' tangible and intangible assets, and 65% of the capital stock of our foreign subsidiaries.

         In April 2000, we used $68.2 million of the proceeds from our initial public offering to repay the remaining term facility (amounting to $37.3 million) and the U.S. dollar denominated balance (amounting to $30.9 million) of the revolving credit facility under our credit agreement. In February 2001, we used $71 million of the proceeds from the sale of Canberra to repay the balance outstanding on the revolving credit facility.

         In February 2001, the credit facility was reduced to $65 million as a result of the sale of Canberra.

RISK FACTORS AFFECTING OUR BUSINESS

         The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

       AS COMPETITION IN THE MARKETS WE TARGET INTENSIFIES, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THESE MARKETS. The life sciences research industry is highly competitive, and we encounter competition from a large number of manufacturers in both domestic and foreign markets. Some of our competitors compete with us in only one of our product lines. Others compete with us in a number of our product lines. In addition, we have various competitors that are focusing on the areas that are being addressed by our integrated platforms. Our principal competitors and the areas in which they compete with us are described more fully in "Business-- Other --Competition."

       Some of our competitors, such as Applied Biosystems (formerly PE Biosystems), Amersham Pharmacia Biotech, PerkinElmer, Inc. (formerly EG&G, Inc.) and Beckman Coulter, Inc., are only marginally involved in our business relative to their respective core businesses, yet are significantly larger and have greater resources than we do. These competitors could at any time decide to use a more substantial amount of their resources in our business and, as a result, compete more broadly and more directly with us.

       Companies that, like us, design, manufacture and market analytical instruments for use in the life sciences research industry, face competition in these areas from genomic, pharmaceutical, biotechnology and diagnostics companies, and also from academic and research institutions and government or other publicly-funded agencies, both in the United States and abroad. We may not be able to compete effectively with all of these competitors.

       OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND PLATFORMS AND EXPAND THE RANGE OF APPLICATIONS FOR OUR CURRENT PRODUCTS. In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce new products and platforms into the marketplace in a timely manner. Our new technology platforms require state-of-the-art or even pioneering know-how in the areas of biochemistry, fluidics and physics. In addition, we must continue to develop new applications for our existing products, such as integrated platforms. Market acceptance of these new products and platforms will depend on many factors, including demonstrating to existing and potential customers that our technologies are superior to other technologies and products that are available now or may become available in the future.

       If we are not able to overcome these technological challenges, or even if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects. In addition, some of our licensed technology is subject to contractual restrictions, which may limit our ability to develop or commercialize products for some of our applications. For example, many of our license agreements are limited to the field of life sciences research and exclude clinical diagnostics applications. We also may be unable to obtain licenses to new or existing technologies needed to introduce new products.

       IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY IN THE MARKET. Our success will depend in part on our ability, and the ability of our business partners and licensors, to obtain and maintain meaningful patent protection for the technology underlying our products, both in the United States and in other countries. We cannot assure you that any of the presently pending or future patent applications will result in issued patents, or that any patents issued to us or licensed by us will not be challenged, invalidated or held unenforceable. Further, we cannot guarantee that any patents issued to us will provide a basis for commercially viable products or provide us with a significant competitive advantage.

       In addition to our patents, we possess a wide array of unpatented proprietary technology and know-how and license intellectual property rights to and from third parties. Such measures may not be adequate to safeguard the technology underlying our products. Moreover, some of our licenses can be terminated or converted to non-exclusive by the licensor if we fail to meet specified performance targets, as described under "Business - Other --Intellectual Property."

       If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current or proposed products, our competitive position and, as a result, our sales could suffer.

       Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. If customers prefer these alternative technologies to ours, our sales could be adversely affected.

       OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING COSTLY LITIGATION AND SERIOUSLY HARMING OUR BUSINESS. Due to the very significant number of U.S. and foreign patents issued to, and other intellectual property rights owned by, entities operating in the industry in which we operate, we believe that there is a significant risk of litigation arising from infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against us or our business partners or licensors. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. In addition, even if such claims are without merit, defending a lawsuit may result in substantial expense to us and divert the efforts of our technical and management personnel.

       We also may be subject to significant damages or injunctions against development and sale of some of our products, which could have a material adverse effect on our future revenues. Furthermore, claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties, and we may not be able to obtain royalty or license agreements on commercially acceptable terms, if at all.

       A DECLINE IN THE USE OF RADIOISOTOPIC PROCESSES AND INSTRUMENTS, WHICH CONTINUE TO REPRESENT A SIGNIFICANT PORTION OF OUR BUSINESS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES. Our traditional or "legacy" product lines, which are used in connection with radioisotopic methods, have historically been a significant portion of our total revenues, and in 2000 they continued to account for approximately 28% of our total instrument and related consumables revenues. Because of their radioactivity, isotopic labels are environmentally unfriendly and difficult and potentially harmful to handle. Their by-products create waste disposal problems for our customers that are becoming increasingly more expensive. We believe that the trend in the life sciences research industry is toward the use of nonisotopic instrumentation. Accordingly, we have shifted our focus to nonisotopic methodologies, including fluorescent and chemiluminescent instruments. However, we cannot assure you that any decline in traditional radioisotopic methods will not have a material adverse impact on our sales and operating profit.

       BECAUSE A SUBSTANTIAL PORTION OF OUR ASSETS IS REPRESENTED BY INTANGIBLES, SUCH AS GOODWILL ASSOCIATED WITH ACQUISITIONS AND COSTS ASSOCIATED WITH SECURING PATENT RIGHTS AND TECHNOLOGY LICENSES, THE FAILURE TO REALIZE THE FULL VALUE OF THOSE ASSETS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. At December 31, 2000, our total assets included $119.7 million of net intangible assets, representing approximately 39% of our total assets and approximately 144% of our total stockholders' equity. Net intangible assets consist of goodwill associated with acquisitions and costs associated with securing patent rights and technology licenses, net of accumulated amortization. These assets are amortized on a straight-line basis over their estimated useful lives. We periodically evaluate whether events or circumstances have occurred that would indicate that the carrying values of those assets may no longer be recoverable and any resulting write-down is recognized as a charge to our earnings. We cannot assure you that we will ultimately be able to realize the full value assigned to those assets. Any realization assessment that results in the write-off of a significant portion our net intangible assets could adversely affect our results of operations.

       IF WE ARE UNABLE TO PURSUE STRATEGIC ACQUISITIONS THAT ADD VALUE TO OUR PLATFORMS, AN IMPORTANT COMPONENT OF OUR GROWTH STRATEGY MAY BE LOST. The life sciences research industry has been consolidating, and this may adversely affect our ability to find suitable acquisition candidates to add value to our platforms. We are also likely to face increased competition from other life sciences research companies for the companies or assets we wish to purchase. This consolidation and increased competition may each lead to higher prices for life sciences research companies or assets and therefore reduce the number of potential acquisitions available at price ranges that would be attractive to us.

       We do not know if we will have sufficient capital resources to make purchases, obtain any required consents from our lenders, or find acquisition opportunities with acceptable terms.

       We continuously evaluate acquisition opportunities and, at any given time, may be engaged in discussions with respect to possible acquisitions or other business combinations. In addition, from time to time, we may enter into letters of intent with potential acquisition targets. Although we have discussions with various companies to assess opportunities on an ongoing basis, we currently are not a party to any letter of intent or agreement with respect to any material acquisition.

       THE COSTS ASSOCIATED WITH ANY STRATEGIC ACQUISITIONS WE EFFECT MAY OUTWEIGH THE BENEFITS WE EXPECT TO RECEIVE FROM THE ACQUIRED BUSINESS OR ASSETS. In 2000, we completed three acquisitions for aggregate consideration of approximately $131 million. During the same period, we looked at other acquisition opportunities and we expect to continue doing so in the future. As we complete these acquisitions, we must then integrate the acquired assets or businesses into our existing operations. This process of integration may result in unforeseen difficulties and could require significant time and attention from our management that would otherwise be directed at developing our existing business. Further, we cannot be certain that the benefits that we anticipate from these acquisitions will develop.

       BECAUSE PURCHASES OF OUR PRODUCTS ARE SIGNIFICANTLY AFFECTED BY CAPITAL SPENDING POLICIES OF OUR CUSTOMERS AND GOVERNMENT FUNDING, ANY DECREASE IN CUSTOMER CAPITAL SPENDING OR GOVERNMENT FUNDING COULD ADVERSELY AFFECT OUR SALES AND GROWTH PROSPECTS. The capital spending policies of our primary customers, pharmaceutical, biotechnology and agrochemical companies and clinical diagnostics laboratories, have a significant effect on the demand for our products and platforms. Those policies are based on a wide variety of factors, including resources available to make these purchases, spending priorities among various types of equipment and policies regarding capital expenditures during industry downturns or recessionary periods. These companies represented in total approximately 45% of our 2000 revenue. Any decrease in capital spending by our customers resulting from any of these factors could adversely affect our sales and growth prospects.

       Similarly, many of our customers, including universities, government research laboratories, private foundations and other institutions, obtain funding for the purchase of our products from grants by governments or government agencies. If government funding necessary to purchase our products were to decrease, our sales could be adversely affected.

       OUR REVENUES AND OPERATING RESULTS COULD BE ADVERSELY IMPACTED IF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS MATERIALIZE. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenues originating outside the United States represented 45% of our total revenues from continuing operations in 2000. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, if the value of the U.S. dollar increases relative to the value of currencies we use to do business in foreign countries, our revenues and operating results, which are stated in U.S. dollars, could be adversely effected. In addition, because most of our products are manufactured in the United States for export to foreign countries, trade protection measures and import or export licensing requirements or other restrictive actions by foreign governments could have an adverse effect on our revenues and operating results.

       THE CURRENT TECHNOLOGY LABOR MARKET IS VERY COMPETITIVE, AND OUR BUSINESS MAY SUFFER IF WE ARE NOTABLE TO HIRE AND RETAIN SUFFICIENT PERSONNEL. Our future success depends on the continued service of our key technical, sales, marketing, manufacturing, executive and administrative personnel. The loss of the services of any of these individuals could have a material adverse effect on our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel. Competition for qualified personnel in the technology area is intense, and we operate in several geographic locations where labor markets are particularly competitive, including New Haven, Connecticut, Chicago, Illinois, Boston, Massachusetts and Los Angeles, California, where key product development laboratories are located. If we are unable to attract and retain a sufficient number of qualified employees on acceptable terms, our business, financial condition and results of operations could be seriously harmed. The inability to retain and hire qualified personnel could also hinder the future expansion of our business.

       YOUR INTERESTS AS HOLDERS OF OUR COMMON STOCK MAY CONFLICT WITH THOSE OF OUR CONTROLLING STOCKHOLDER. Stonington Capital Appreciation 1994 Fund, L.P. beneficially owns greater than 50% of the outstanding shares of our voting capital stock. Stonington benefits from an agreement with the other parties to the Stockholders' Agreement described under "Certain Relationships and Related Transactions," pursuant to which these parties will vote with Stonington in favor of nominations and removals of directors by Stonington. In addition, under that agreement Stonington has the right to direct the voting with respect to shares of our common stock owned by other institutional holders, as described under "Certain Relationships and Related Transactions --Stockholders' Agreement." As a result, Stonington has and will continue to have control over the outcome of matters requiring stockholder approval, including the power to:

         o     elect all of our directors;

         o     amend our charter or by-laws; and

         o adopt or prevent mergers, consolidations or the sale of all or substantially all of our assets or our subsidiaries' assets or other purchases of our common stock that could give holders of our common stock the opportunity to realize a premium over the then-prevailing market price of their shares of common stock.

       Stonington will therefore be able to prevent or cause a change of control relating to us. Stonington's control over us and our subsidiaries, and its ability to prevent or cause a change in control relating to us, may delay or prevent a change in control of us, which could adversely affect the market price of our common stock.

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

         Our other foreign subsidiaries serve as direct sales and service organizations as well as distribution facilities to support our worldwide operations.

         As of February 28, 2001, we owned the manufacturing facilities set forth below:

LOCATION                                                       FUNCTION                            SQUARE FEET
--------                                                       --------                            -----------
Downers Grove, Illinois..............  Manufacturing, service, engineering and research and          109,000
                                       development
Groningen, The Netherlands...........  Manufacturing and research and development (chemicals         69,000
                                       and supplies)
Billerica, Massachusetts.............  Administration, marketing, research and development and       40,000
                                                          manufacturing for Packard BioChip Technologies, LLC

         In addition, we lease the following manufacturing facilities:

                                                                                    SQUARE
LOCATION                                             FUNCTION                        FEET         LEASE EXPIRATION
--------                                             --------                        ----         ----------------
Meriden, Connecticut............  Headquarters, training, service, customer         50,000         February 2003
                                  support, engineering, sales and marketing,
                                  software development and manufacturing
Torrance, California............  Administration, marketing, manufacturing,         70,000         December 2003
                                  research and development and warehousing
Montreal, Canada................  Administration, marketing, research and           15,700         July 31, 2002
                                  development and manufacturing
Billerica, Massachusetts........  Administration, marketing, research and           20,000         June 30, 2001
                                  development and manufacturing


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

ITEM 3:  LEGAL PROCEEDINGS

         We are currently, and may become from time to time, subject to claims and suits arising in the ordinary course of our business. In such actions, plaintiffs may request punitive or other damages that may not be covered by insurance. We accrue for these items as they become known and can be reasonably estimated. It is the opinion of management that the various asserted claims and litigation in which we are currently involved will not have a material adverse effect on our financial position or results of operations.

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

  2000                                                       HIGH       LOW
  ----                                                       ----       ---
  Second Quarter (since April 19, 2000)...............      $19.25     $ 8.75
  Third Quarter.......................................      $28.00     $12.63
  Fourth Quarter......................................      $19.50     $ 8.91

  2001
  First Quarter (through March 31, 2001)..............      $16.00     $ 3.94
  Second Quarter (through April 25, 2001).............      $ 7.50     $ 4.75

         On April 25 , 2001, the reported last sale price of the common stock on the Nasdaq National Market was $6.50 per share.

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

                                                                                        YEARS ENDED DECEMBER 31,
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                       1996         1997          1998          1999         2000
                                                                       ----         ----          ----          ----         ----
OPERATING STATEMENT DATA:
Revenues......................................................       $122,676     $120,286      $146,235      $158,890     $165,375
Cost of revenues (1)..........................................         54,518       54,368        69,090        78,310       73,639
                                                                --------------------------------------------------------------------
Gross profit..................................................         68,158       65,918        77,145        80,580       91,736
Research and development expenses.............................         12,801       17,667        23,160        22,796       28,358
Selling, general and administrative expenses (2)..............         31,809       32,839        37,844        42,020       53,229
Purchased in-process research and development charges.........             --           --         6,120            --       12,100
Other operating expense (income), net (3).....................            837       18,429       (10,753)           --        1,881
                                                                --------------------------------------------------------------------
Income (loss) from operations.................................         22,711       (3,017)       20,774        15,764       (3,832)
Interest expense..............................................           (192)     (18,079)      (21,097)      (22,425)     (19,098)
Other income, net (4).........................................          1,149          790         3,615           331        1,296
                                                                --------------------------------------------------------------------
Income (loss) from continuing operations before
  provision for income taxes, minority interest and
  extraordinary items, net ...................................         23,668      (20,306)        3,292        (6,330)     (21,634)
(Provision for) benefit from income taxes.....................         (8,394)      (1,096)       (2,437)       (1,620)      10,791
Minority interest in income of subsidiaries...................         (1,346)        (218)           --            --           --
                                                                --------------------------------------------------------------------
Income (loss) from continuing operations before extraordinary
  items, net..................................................         13,928      (21,620)          855        (7,950)     (10,843)
Income from discontinued operations, net of taxes.............          5,308        2,865         1,050         7,752        4,106
                                                                --------------------------------------------------------------------
Income (loss) before extraordinary items, net.................         19,236      (18,755)        1,905          (198)      (6,737)
Extraordinary items, net of income taxes......................             --           --            --            --          369
                                                                --------------------------------------------------------------------
Net income (loss).............................................        $19,236     $(18,755)       $1,905         $(198)     $(6,368)
                                                                ====================================================================

Weighted average diluted shares outstanding (5)...............        125,697       62,318        47,683        45,803       58,443
Diluted per share information:
Income (loss) from continuing operations......................          $0.11       $(0.35)        $0.02        $(0.17)      $(0.19)
Income from discontinued operations, net......................           0.04         0.05          0.02          0.17         0.07
Extraordinary items, net......................................             --           --            --            --         0.01
                                                                --------------------------------------------------------------------
Net income (loss) (5).........................................          $0.15       $(0.30)        $0.04         $0.00       $(0.11)
                                                                ====================================================================

Dividends declared and paid per share.........................          $0.04          $--           $--           $--          $--
                                                                ====================================================================

                                                                                        AS OF DECEMBER 31,
                                                                       1996         1997          1998          1999         2000
                                                                       ----         ----          ----          ----         ----
BALANCE SHEET DATA:
Cash and cash equivalents.....................................       $ 36,243     $  9,129      $  6,607      $  4,432     $ 13,294
Working capital...............................................         59,216       32,265        24,734        38,566       71,359
Total assets..................................................        126,966      124,954       141,435       182,558      306,092
Long-term debt, less current portion..........................          1,877      192,194       190,093       225,710      169,344
Stockholders' equity (deficit)................................         80,593     (112,014)     (108,563)     (107,890)      83,273

-----------

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

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future business and financial performance. We have attempted to identify forward-looking statements by terminology including "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the following:

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

         o     our failure to realize the full value of our intangible assets;

         o     our inability to pursue strategic acquisitions;

         o     costs associated with strategic acquisitions we may effect;

         o a decrease in capital spending by our customers or in government funding;

         o     exchange rate and other risks affecting our foreign operations;

         o     competition in the technology labor market; and

         o     conflict with the interests of our controlling stockholder.

         These factors are described in more detail under "Business -- Other? Risk Factors Affecting Our Business." Any of these factors may cause our or our industries' actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, unless required by law.

         We use market data and industry forecasts and projections throughout this report, which we have obtained from internal and independent surveys and market research, publicly available information and industry publications. Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but we have not independently verified that information and there is no assurance that any of the projected amounts will be achieved. Similarly, we believe that the surveys and market research we or others have performed are reliable, but we have not independently verified the information derived from surveys and market research performed by others and there is no assurance that any of the projected amounts will be achieved.

OVERVIEW

         We are a global developer, manufacturer and marketer of instruments and related consumables and services for use in drug discovery and other life sciences research, such as basic human disease research, genetic analysis and biotechnology. We believe our broad technology portfolio and our experience working in more than 60 countries with market-leading customers have allowed us to establish a worldwide leadership position in many of our primary product categories. Building on this leadership, we are primarily focused on integrating our products to develop scalable platforms in the rapidly growing areas of drug screening, functional genomics and proteomics.

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

RESULTS OF OPERATIONS

       YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

       REVENUES

       Revenues increased $6.5 million, or 4.1%, to $165.4 million in 2000 from $158.9 million in 1999. Foreign currency exchange rates had an unfavorable effect on 2000 revenues in comparison with 1999. Had exchange rates remained the same during 2000, as in 1999, revenues would have been $5.8 million higher. The Japanese yen was approximately 5% stronger than the U.S. dollar in 2000 when compared to 1999, resulting in 2000 translated revenues being approximately $0.9 million higher than they would have been if translated at the 1999 average exchange rate. The Euro and British Pound were approximately 16% and 7% weaker, respectively, than the U.S. dollar during 2000 as compared to 1999, reducing translated revenues by approximately $5.5 million and $1.2 million, respectively. The 2000 revenues included approximately $2.8 million of instrument sales from the life sciences division of GSI Lumonics, Inc. (now known as Packard BioChip Technologies, LLC) which we acquired effective October 1, 2000. In addition, 1999 includes approximately $3.9 million of revenues associated primarily with an OEM clinical instrument which we terminated production of at the end of 1999 since our primary customer, CIS bio international, stopped selling this instrument. Excluding the effect of exchange rates, sales of Packard BioChip Technologies products and the product line termination, 2000 revenues would have been 8.7% higher in 2000 when compared to 1999. The increase is primarily attributable to strong instrumentation revenue growth in some of our major product lines, particularly automated liquid handling and sample preparation where revenues increased $10.9 million, or 29.9%, to $47.3 million in 2000 from $36.4 million in 1999. This increase was partially offset by decreases in revenues generated from bioanalytical scintillation instruments and other radioisotopic instruments and consumables, which are our legacy products, where revenues decreased $6.9 million, or 14.4%, to $41.0 million in 2000 from $47.9 million in 1999.

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

       We believe that our transition to a company focused solely on life sciences with a substantially strengthened balance sheet, as well as our new product introductions for the previous and current years in the rapidly-growing areas of automated liquid handling and sample preparation, and in our microwell plate reader product group, should mitigate the negative impact of legacy products on our sales growth and help us achieve an overall revenue growth rate for fiscal year 2001 of approximately 15%. Our belief is based on these and other assumptions regarding our business and our current expectations with respect to factors, including those described under "--Forward-Looking Statements," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements we project. While we believe our assumptions and expectations to be reasonable, we cannot assure you that any or all of those assumptions will not change and/or that factors will not come into play that will cause our actual 2001 revenues to be materially different from those we currently expect to achieve.

       GROSS PROFIT

       Gross profit increased $11.1 million, or 13.8%, to $91.7 million in 2000 from $80.6 million in 1999. The 1999 gross profit amount includes a charge of approximately $2.7 million to terminate an agreement we had with CIS bio international covering the manufacturing of an OEM clinical instrument since CIS bio international stopped selling this instrument, due, we believe, to a change in strategic direction by CIS bio international. In connection with terminating the OEM arrangement, we converted a license agreement covering our HTRF product line from exclusive to non-exclusive to increase our flexibility in pursuing competitive technologies. Excluding this charge as well as the effect of foreign exchange rate fluctuations, new product sales of Packard BioChip Technologies in 2000 and the product line terminated in 1999, gross profit dollars would have increased approximately 16.2% in 2000 when compared to 1999. As a percentage of sales, excluding the items described above, total gross profit increased from 52.0% in 1999 to 55.6% in 2000. Product gross profit, as a percentage of net product sales, increased from 59.7% in 1999 to 61.6% in 2000 and chemicals and supplies gross profit, as a percentage of chemicals and supplies sales, increased from 62.0% in 1999 to 66.8% in 2000. These increases, in both dollars and as a percentage of revenues, are primarily due to increased sales of our automated liquid handling and sample preparation instruments and our AlphaScreen reagents. In addition, service gross profit, as a percentage of service revenues, increased from 22.4% in 1999 to 24.0% in 2000. The increase is due to software upgrade services, which had lower margins, performed in 1999 to make some of our products Y2K compliant.

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

       SELLING GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased $11.2 million, or 26.7%, to $53.2 million in 2000 from $42.0 million in 1999. The 2000 and 1999 amounts include non-cash stock compensation charges totaling $4.7 million and $1.0 million, respectively. These charges resulted from stock options granted to employees in December 1999 and from the March 2000 gifting of common stock by our Chairman and Chief Executive Officer, our former President and other members of our management to our employees who did not then own, or have options to acquire, any of our common stock. An expense was recorded related to the gifting since it represented additional compensation to these employees for financial reporting purposes. Excluding these charges, selling, general and administrative costs would have increased 18.3% in 2000 when compared to 1999. The increase is due primarily to additional corporate expenses incurred as a result of our initial public offering in April 2000 as well as higher goodwill amortization resulting from contingent earnout payments related to our 1998 acquisition of Carl Creative Systems, Inc. (which now operates as CCS Packard, Inc.) and the goodwill resulting from the acquisition of the life sciences division of GSI Lumonics, Inc. effective October 1, 2000. Additional payments up to a maximum of $3.9 million are due contingent upon CCS Packard achieving specified operating levels in 2001. In addition, we have increased spending to broaden our field of product application specialists and enhance our sales and marketing organization. Continuing operations for all years presented includes the costs we will incur as a result of Canberra no longer absorbing previously allocated expenses, primarily corporate overhead.

       PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

       In October 2000, we acquired the life sciences business of GSI Lumonics, Inc. for approximately $40 million in cash and approximately 4.5 million shares of our common stock. Prior to the acquisition, GSI operated its life sciences business as a separate division which, according to a 2000 independent research report, was a leading provider of imaging equipment and software for biochip and microarray applications. We acquired the business in order to enhance our product offerings and to position Packard as a leading supplier of instrumentation to the biochip industry. We intend to continue operating the acquired business as a separate division of our company.

       At the time of the acquisition, GSI was conducting design, development, engineering and testing activities in connection with the completion of a spotter for producing microarrays and software for data analysis. These projects represent technologies that are expected to address market demands in the field of microarray production and analysis. In connection with the acquisition, we allocated approximately $12.1 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects, as more fully described below. At the acquisition date, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of that date.

       The technologies under development were approximately 40 to 50 percent complete at the acquisition date, based on engineering man-month data and technological progress. GSI had spent approximately $1.4 million on the in-process projects as of that date, and we expected to spend approximately $3.0 million to complete all phases of research and development. Anticipated completion dates are within one year of the acquisition date, at which times we expect to begin benefiting from the developed technologies.

       In determining the purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from the projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

       We estimated aggregate revenues for the developmental products to grow at a compounded annual growth rate of approximately 25 to 50 percent for the five years following introduction, assuming the successful completion and market acceptance of these research and development programs. The estimated revenues for the in-process projects are expected to peak within four to five years of the acquisition and then decline sharply as other new products and technologies are expected to enter the market.

       The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the successful development of the projects, we used a discount rate of 20% to value the in-process research and development. The discount rate utilized was higher than our weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances.

       If these projects are not successfully developed, our sales and profitability may be adversely affected in future periods, and the value of our acquired intangible assets may become impaired.

       OTHER OPERATING EXPENSE (INCOME), NET

       In December 2000, we recorded a charge of $1.9 million to write-off assets and accrue severance and lease termination costs relating to technologies that we no longer intend to pursue.

       INTEREST EXPENSE

       Interest expense decreased $3.3 million, or 14.7%, from $22.4 million in 1999 to $19.1 million in 2000. The lower interest expense is directly attributable to lower average borrowings during 2000 as a result of our repayment of outstanding indebtedness using proceeds from our April 2000 initial public offering. The repayments were partially offset through additional borrowings to fund a portion of our operating requirements, contingent earn outs paid in March 2000, scheduled interest payments on our senior subordinated notes and portions of our 2000 acquisition program, in particular the cash portion of the acquisition of the life sciences division of GSI Lumonics, Inc. Interest rates were also higher during 2000, 1% to 1.5% higher on average, on our variable rate indebtedness as compared to 1999.

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

       EFFECTIVE TAX RATE

       Our effective tax rate was 49.9% during 2000 as compared to 25.6% in 1999 (representing a provision on a pre-tax loss). The 2000 effective tax rate represents a benefit provided on a pre-tax loss. Both periods reflect the effect of nondeductible goodwill. The 2000 period reflects the benefit associated with the reversal of valuation allowances associated with state net operating loss carry forwards and research and development credits. Due to the gain to be generated in connection with the sale of Canberra, such credit carry forwards are expected to be realized in 2001.

       The 1999 effective tax rate reflects the provision of additional valuation allowances on foreign tax credit carry forwards due to the uncertainty of realization.

         DISCONTINUED OPERATIONS, NET OF INCOME TAXES

         Income from discontinued operations consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                     2000          1999
                                                     ----          ----
Revenues........................................    $94,530     $106,003
Total costs and expense.........................    (87,957)     (92,435)
Provision for income taxes......................     (2,467)      (5,816)
                                                   ----------------------
Income from discontinued operations, net........    $ 4,106     $  7,752
                                                   ======================


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

       EXTRAORDINARY ITEMS, NET OF INCOME TAXES

       During 2000, we repaid the outstanding balance on our term loan and our revolving credit facility. We then entered into an amended and restated credit agreement in August 2000. In addition, we repurchased $31.9 million of our senior subordinated notes, at a discount from par, during 2000. The purchase of the notes generated a pre-tax gain of approximately $3.2 million. The gain was partially offset by the write-off of unamortized deferred financing costs associated with the repayment of the term and original revolving credit facilities and the repurchase of senior subordinated notes. The gain, net of the write-off of deferred financing costs and income taxes, is reflected as extraordinary items, net of income taxes, in our consolidated statements of income (loss).

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

       During 1999, we terminated an agreement we had with CIS bio international covering the manufacturing of an OEM clinical instrument since CIS bio international stopped selling this instrument, due, we believe, to a change in strategic direction by CIS bio international. In connection with terminating the OEM arrangement, we converted a license agreement covering our HTRF product line from exclusive to non-exclusive to increase our flexibility in pursuing competitive technologies. This termination and modification resulted in a $2.7 million charge. During 1998, in connection with the acquisitions of CCS Packard and BioSignal Packard, we expensed $1.5 million, representing the fair market value adjustment associated with acquired inventories.

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

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased $4.2 million, or 11.1%, to $42.0 million in 1999 from $37.8 million in 1998. The 1999 amount includes a compensation charge of $1.0 million associated with options granted to our employees in December 1999. Excluding this charge, selling, general and administrative costs increased 8.5% in 1999. As a percentage of revenues, and excluding the compensation charge from 1999, selling general and administrative expenses were flat at approximately 25.8% each year.

       PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

       In connection with the acquisition of the life sciences division of CCS Packard and BioSignal Packard, we incurred charges of $2.7 million and $3.4 million, respectively, to expense the value of in-process research and developmental projects at the dates of the acquisitions. The charge for CCS Packard primarily related to the Plate Stak product that is now being sold and several other software products embedded in various product offerings. The charge for BioSignal Packard primarily related to the AlphaScreen reagent and assay technology. These charges were calculated by using the income approach to determine the cash flows from each individual project in-process at the date of the acquisition and applying discount rates of 25% for CCS Packard and 37% for BioSignal Packard, reflecting our belief as to the risk commensurate with the stage of development of the underlying projects. The percentage-of-completion method was then applied to the discounted cash flows.

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

       EFFECTIVE TAX RATES

       Our consolidated effective tax rate was 25.6% in 1999, representing a tax provision on a pre-tax loss, and 74.0% in 1998. These effective tax rates are a result of the following:

         o the 1999 effective tax rate reflects an increase in the valuation allowance for foreign tax credit carry forwards resulting from the reduced likelihood of their utilization primarily as a result of estimated future deductions associated with anticipated stock option exercises. As the stock options are exercised, we will benefit through reduced cash income tax payments;

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

         INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

         Income from discontinued operations consists of the following (in thousands):

                                                     1998         1999
                                                     ----         ----
Revenues........................................    $81,929     $106,003
Total costs and expenses........................    (79,526)     (92,435)
Provision for income taxes......................     (1,353)      (5,816)
                                                  -----------------------


Income from discontinued operations, net........    $ 1,050     $  7,752
                                                  =======================


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

         Net cash used for investing activities of continuing operations during 2000 consisted primarily of approximately $40 million, plus related fees and expenses, to acquire the life sciences division of GSI Lumonics, Inc., $0.5 million to acquire a 51% interest in Carl Consumable Products, LLC, $1.3 million to acquire the optical imaging assets, primarily intangibles, of Cambridge Imaging Limited and $5.0 million of contingent earnout payments associated with the CCS Packard acquisition. In addition, we spent approximately $6.4 million on capital equipment and improvements. In 1999, investing activities consisted primarily of earnout payments associated with the CCS Packard acquisition. During 1999, capital expenditures totaled $5.9 million.

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

We established a 20 year life for goodwill related to this acquisition given the nature of the technologies acquired and the market share established prior to acquisition.

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

         Net cash used for investing activities of continuing operations was $11.8 million in 1999 and $14.9 million in 1998. During 1998 and 1999, our use of cash for investing purposes increased in accordance with our strategic plan and direction. During 1999 and 1998, cash used to acquire businesses consisted of the following transactions:

         o the acquisition of CCS Packard, which we initially purchased in 1998 for approximately $1.5 million of our common stock and $6.3 million in cash, plus contingent earnout payments; and
         the acquisition of BioSignal Packard, which we invested in initially in 1997 and purchased the remaining interest of 81% in 1998 for approximately $100,000 of our common stock and $8.6 million in cash.

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

         As of December 31, 2000, we had approximately $48.9 million of funds available under our $100 million revolving credit facility, as amended and restated. Monies available under this credit facility are subject to restrictions and provisions, as described under "Business--Other--Description of Indebtedness--Senior Credit Agreement." In February 2001, the credit facility was reduced to $65 million as a result of the sale of Canberra. The revolving credit facility matures in 2005 and bears interest at the Eurodollar rate plus 1.25% to 2.75% or the cost of funds rate, as defined in the revolving credit facility, plus 0.25% to 1.75%. The revolving credit facility contains customary financial covenants, as described under "Business - Other-Description of Indebtedness--Senior Credit Agreement." We were in compliance with all covenants as of December 31, 2000.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was amended by SFAS No. 138. We purchase forward contracts to cover foreign exchange fluctuation risks on intercompany sales to our foreign operations which are not designated as hedging instruments under SFAS No. 133, as amended. Effective January 1, 2001, we will reflect such forward contracts in our financial statement at their current market values based upon the actual exchange rates in effect as compared to the forward contract rates. Any resulting gains and losses will be reflected in our consolidated statements of income. We do not anticipate that the adoption of this statement will have a material effect on our consolidated operating results or financial position upon adoption. As of December 31, 2000, there were unrealized losses totaling $0.2 million on outstanding foreign currency forward contracts.

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

SUBSEQUENT EVENT

         On July 16, 2001, we and PerkinElmer, Inc. announced that we had entered into an agreement and plan of merger, dated as of July 13, 2001, providing for the merger of us and PerkinElmer. The transaction is valued at approximately $650 million, including net indebtedness, and is structured as a tax-free, all-stock merger. If the merger is completed, we will become a wholly-owned subsidiary of PerkinElmer, and holders of our common stock will be entitled to receive 0.311 of a PerkinElmer share for each of their shares of our common stock. The merger, which is subject to customary closing conditions and regulatory approvals, as well as the approval of both our and PerkinElmer's shareholders is expected to close during the fourth quarter of 2001. In connection with the merger, some of our stockholders that represent in the aggregate a majority of our outstanding shares have also entered into a stockholder's and voting agreements with PerkinElmer.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign currency risk and interest rate risk are the primary sources of market risk to our operations. We manage exposure on foreign currency risks through the use of foreign currency forward contracts primarily for the purpose of hedging firm inventory purchase commitments. We do not enter into contracts for trading purposes. Outstanding foreign currency forward contracts as of December 31, 2000 totaled $5.4 million in U.S. dollar equivalents. As of December 31, 2000, unrealized gains (losses) on foreign currency contracts were not significant.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                               PAGE
  Report of Independent Public Accountants..............................................................................          57
  Consolidated Balance Sheets as of December 31, 1999 and 2000..........................................................       58-59
  Consolidated Statements of Income (Loss) for the Years Ended December 31, 1998, 1999 and 2000.........................          60
  Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1998,
     1999 and 2000......................................................................................................          61
  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1998,
     1999 and 2000......................................................................................................       62-63
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000............................       64-65
  Notes to Consolidated Financial Statements............................................................................          66

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

                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 8, 2001, except
for the second paragraph of Note 1
and all of Note 15 as to which the
date is February 28, 2001, Note 16
as to which the date is April 27, 2001
and Note 18 as to which the date is
July 18, 2001

                                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       AS OF DECEMBER 31, 1999 AND 2000
                                            (DOLLARS IN THOUSANDS)

                                    ASSETS                                                1999         2000
                                                                                          ----         ----
CURRENT ASSETS:
  Cash and cash equivalents.....................................................        $  4,432     $ 13,294
  Accounts receivable, net......................................................          34,163       32,578
  Inventories, net..............................................................          18,791       22,129
  Deferred income taxes.........................................................           3,695       15,089
  Net current assets of discontinued operations (Note 15).......................          31,382       31,868
  Other.........................................................................           3,558        6,700
                                                                                   ---------------------------
  Total current assets..........................................................          96,021      121,658
                                                                                   ---------------------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and improvements.........................................................           1,175        1,329
  Buildings and improvements....................................................          10,271       10,438
  Machinery, equipment and furniture............................................          13,358       15,793
                                                                                   ---------------------------
                                                                                          24,804       27,560
  Less: Accumulated depreciation................................................         (11,560)     (13,208)
                                                                                   ---------------------------
                                                                                          13,244       14,352
                                                                                   ---------------------------
OTHER ASSETS:
  Goodwill, net of accumulated amortization.....................................          19,855      115,010
  Deferred financing costs, net of accumulated amortization.....................           6,801        4,196
  Investments...................................................................             797        2,116
  Net noncurrent assets of discontinued operations (Note 15)....................          36,428       36,709
  Deferred income taxes.........................................................              --        3,828
  Other.........................................................................           9,412        8,223
                                                                                   ---------------------------
                                                                                          73,293      170,082
                                                                                   ---------------------------
                                                                                        $182,558     $306,092
                                                                                   ===========================



                                                                                 (cont'd on next page)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          1999         2000
                                                                                          ----          ----
CURRENT LIABILITIES:
  Notes payable.................................................................        $  2,429     $  1,884
  Current portion of long-term debt.............................................           1,787        1,183
  Accounts payable..............................................................          12,759       11,697
  Accrued liabilities...........................................................          20,893       19,019
  Accrued acquisition payments..................................................           4,930        5,409
  Income taxes payable..........................................................           3,997        1,622
  Deferred income...............................................................          10,660        9,485
                                                                                   ---------------------------
  Total current liabilities.....................................................          57,455       50,299
                                                                                   ---------------------------
LONG-TERM DEBT, less current portion............................................         225,710      169,344
                                                                                   ---------------------------
DEFERRED INCOME TAXES...........................................................           4,471           --
                                                                                   ---------------------------
OTHER NONCURRENT LIABILITIES....................................................           2,812        3,176
                                                                                   ---------------------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 15)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock (68,515,515 and 81,997,215 shares issued and 46,268,825 and
  67,631,019 shares outstanding as of December 31, 1999 and 2000, respectively).             137          164
  Paid-in capital...............................................................           1,827      168,562
  Accumulated deficit...........................................................         (12,895)     (22,469)
  Accumulated other comprehensive income (cumulative translation adjustment)....             527           65
                                                                                   ---------------------------
                                                                                         (10,404)     146,322
  Treasury stock, at cost.......................................................         (96,920)     (62,718)
  Deferred compensation.........................................................            (566)        (331)
                                                                                   ---------------------------
                                                                                         (97,486)     (63,049)
                                                                                   ---------------------------
  Total stockholders' equity (deficit)..........................................        (107,890)      83,273
                                                                                   ---------------------------
                                                                                        $182,558     $306,092
                                                                                   ===========================


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          1998         1999         2000
                                                                                          ----         ----         ----
Net product sales...............................................................        $ 93,796     $ 94,989     $101,811
Service revenue.................................................................          25,457       33,026       31,365
Chemicals and supplies sales....................................................          26,982       30,875       32,199
                                                                                  -----------------------------------------
                                                                                         146,235      158,890      165,375
                                                                                  -----------------------------------------
Cost of product sales...........................................................          37,550       38,260       39,120
Other costs of product sales (Note 12)..........................................              --        2,703           --
Service expense.................................................................          19,787       25,614       23,840
Cost of chemicals and supplies sales............................................          10,253       11,733       10,679
Amortization of acquired inventory step-up (Note 11)............................           1,500           --           --
                                                                                  -----------------------------------------
                                                                                          69,090       78,310       73,639
                                                                                  -----------------------------------------
  Gross profit..................................................................          77,145       80,580       91,736
Research and development expenses...............................................          23,160       22,796       28,358
Selling, general and administrative expenses (Note 5)...........................          37,844       42,020       53,229
Purchased in-process research and development charges (Note 11).................           6,120           --       12,100
Other operating expense (income), net (Note 13).................................         (10,753)          --        1,881
                                                                                  -----------------------------------------
  Income (loss) from operations.................................................          20,774       15,764       (3,832)
                                                                                  -----------------------------------------
Interest expense (Note 15)......................................................         (21,097)     (22,425)     (19,098)
Interest income.................................................................             460          331        1,296
Gain on sale of equity securities (Note 1)......................................           3,155           --           --
                                                                                  -----------------------------------------
  Income (loss) from continuing operations before provision for income taxes and
  extraordinary items, net......................................................           3,292       (6,330)     (21,634)
(Provision for) benefit from income taxes.......................................          (2,437)      (1,620)      10,791
                                                                                  -----------------------------------------
  Income (loss) from continuing operations before extraordinary items, net......             855       (7,950)     (10,843)
Income from discontinued operations, net of income taxes........................           1,050        7,752        4,106
                                                                                  -----------------------------------------
  Income (loss) before extraordinary items, net.................................           1,905         (198)      (6,737)
Extraordinary items, net of income taxes........................................              --           --          369
                                                                                  -----------------------------------------
  Net income (loss).............................................................        $ 1,905      $   (198)    $ (6,368)
                                                                                  =========================================

Basic and Diluted Per Share Information:
  Income (loss) from continuing operations......................................        $   0.02     $  (0.17)    $  (0.19)
  Income from discontinued operations, net......................................            0.02         0.17         0.07
  Extraordinary items, net......................................................              --           --         0.01
                                                                                  -----------------------------------------
  Net income (loss).............................................................        $   0.04     $  (0.00)    $  (0.11)
                                                                                  =========================================


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                                (IN THOUSANDS)

                                                                                        1998         1999          2000
                                                                                        ----         ----          ----
Net income (loss)...............................................................      $ 1,905      $   (198)      $ (6,368)
Other comprehensive income (loss):
  Foreign currency translation adjustments......................................        1,792          (921)           462
  Unrealized investment income (loss), net of income taxes......................         (990)          --             --
  Reclassification adjustments, net.............................................       (1,895)          --             --
                                                                                   ---------------------------------------
Other comprehensive income (loss)...............................................       (1,093)         (921)           462
                                                                                   ---------------------------------------
Comprehensive income (loss).....................................................         $812      $ (1,119)      $ (5,906)
                                                                                   =======================================


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                CUMULATIVE   UNREALIZED
                                   COMMON STOCK       PAID-IN   TRANSLATION  INVESTMENT
                                SHARES      AMOUNT    CAPITAL   ADJUSTMENT   GAINS, NET
                                ------      ------    -------   ----------   ----------
BALANCE,
December 31, 1997............  68,609,115   $  137    $    --     $    (344)   $  2,885
Net shares forfeited in
  connection with restricted
  stock plan including
  deferred compensation and
  amortization...............     (40,500)
Shares issued in connection
  with exercise of stock
  options, including related
  tax benefits...............       2,000
Purchase of treasury stock...
Sale of treasury stock.......
Issuance of shares in
  connection with
  acquisitions...............
Change during year...........                                         1,792
Unrealized investment gains,
  net of income taxes........                                                    (2,885)
Net income...................
                              -----------------------------------------------------------
BALANCE,
December 31, 1998............  68,570,615   $  137    $    --     $   1,448     $    --
Net shares forfeited in
  connection with restricted
  stock plan including
  deferred compensation and
  amortization...............     (55,100)
Net shares issued in
  connection with exercise
  of stock options,
  including related tax
  benefits...................
Compensation expense
  recognized in connection
  with grant of stock options                           1,827
Purchase of treasury stock...

Change during year...........                                          (921)
Net loss.....................
                              -----------------------------------------------------------
BALANCE,
December 31, 1999............  68,515,515   $  137    $ 1,827     $     527    $     --

                               ACCUMULATED       TREASURY STOCK           DEFERRED
                                 DEFICIT       SHARES      AMOUNT       COMPENSATION
                                 -------       ------      ------       ------------
BALANCE,
December 31, 1997............   $  (10,220)  23,583,245   $(103,448)       $(1,024)
Net shares forfeited in
  connection with restricted
  stock plan including
  deferred compensation and
  amortization...............          (36)                                    229
Shares issued in connection
  with exercise of stock
  options, including related
  tax benefits...............         (406)    (215,515)        932
Purchase of treasury stock...                    82,140        (227)
Sale of treasury stock.......         (108)     (50,000)        219
Issuance of shares in
  connection with
  acquisitions...............       (1,147)    (580,230)      3,183
Change during year...........
Unrealized investment gains,
  net of income taxes........
Net income...................        1,905
                              ----------------------------------------------------
BALANCE,
December 31, 1998............  $   (10,012)  22,819,640   $ (99,341)       $  (795)
Net shares forfeited in
  connection with restricted
  stock plan including
  deferred compensation and
  amortization...............          (57)                                    229
Net shares issued in
  connection with exercise
  of stock options,
  including related tax             (2,628)  (1,101,215)      4,821
  benefits...................
Compensation expense
  recognized in connection
  with grant of stock options
Purchase of treasury stock...
                                                528,265      (2,400)
Change during year...........
Net loss.....................         (198)
                              ----------------------------------------------------
BALANCE,
December 31, 1999............  $   (12,895)  22,246,690   $ (96,920)       $  (566)


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                           (cont'd on next page)


                        PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                CUMULATIVE
                                   COMMON STOCK       PAID-IN   TRANSLATION  ACCUMULATED
                                SHARES      AMOUNT    CAPITAL   ADJUSTMENT     DEFICIT
                                ------      ------    -------   ----------   -----------
BALANCE,
December 31, 1999........      68,515,515   $  137    $ 1,827     $     527    $(12,895)
Net shares forfeited in
  connection with
  restricted stock plan
  including deferred
  compensation and
  amortization...........         (40,500)                (68)
Net shares issued in
  connection with
  exercise of stock
  options, including
  related tax benefits...                               2,271                    (3,206)
Sale of common
stock, net of expenses...      13,522,200       27    110,415
Issuance of shares in
  connection with
  acquisition............                              45,628
Compensation expense
  recognized in
  connection with grant
  of stock options,
  gifted common stock
  and accelerated stock
  option vesting.........                               8,489
Purchase of treasury
  stock..................
Change during year.......                                              (462)
Net loss.................                                                        (6,368)
                          ---------------------------------------------------------------
BALANCE, December
  31, 2000...............      81,997,215   $  164   $168,562     $      65    $(22,469)
                          ===============================================================

                                 TREASURY STOCK           DEFERRED
                               SHARES       AMOUNT       COMPENSATION
                               ------       ------       ------------
BALANCE,
December 31, 1999........       22,246,690  $   (96,920) $     (566)
Net shares forfeited in
  connection with
  restricted stock plan
  including deferred
  compensation and
  amortization...........                                       235
Net shares issued in
  connection with
  exercise of stock
  options, including
  related tax benefits...       (3,331,645)      14,378
Sale of common
stock, net of expenses...          (90,138)         391
Issuance of shares in
  connection with
  acquisition............       (4,495,711)      19,558
Compensation expense
  recognized in
  connection with grant
  of stock options,
  gifted common stock
  and accelerated stock
  option vesting.........
Purchase of treasury
  stock..................           37,000         (125)
Change during year.......
Net loss.................
                          -----------------------------------------
BALANCE, December
  31, 2000...............       14,366,196   $  (62,718)  $    (331)
                          =========================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                         PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                                       (IN THOUSANDS)

                                                                                            1998        1999        2000
                                                                                            ----        ----        ----
OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss) .....................................................................   $  1,905    $   (198)   $ (6,368)
Adjustments to reconcile net income (loss) to income (loss) from continuing operations:
  Income from discontinued operations, net of income taxes ............................     (1,050)     (7,752)     (4,106)
                                                                                          ----------------------------------
  Income (loss) from continuing operations, including extraordinary items .............        855      (7,950)    (10,474)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
  Depreciation and amortization of intangibles ........................................      5,822       6,811       8,515
  Amortization of deferred financing costs ............................................      1,545       1,545       1,202
  Other costs of product sales (Note 12) ..............................................         --       2,703          --
  Purchased in-process research and development charges (Note 11) .....................      6,120          --      12,100
  Amortization of acquired inventory step-up (Note 11) ................................      1,500          --          --
  Non-cash stock compensation charges (Note 5) ........................................         --       1,037       4,724
  Non-cash deferred financing fees write-off (Note 14) ................................         --          --       2,593
  Write-off of impaired assets and other charges (Note 13) ............................         --          --       1,881
  Gain on sale of equity securities ...................................................     (3,155)         --          --
  Deferred income taxes, net ..........................................................       (731)         25     (15,010)
  Other, net ..........................................................................        253        (202)        676
Changes in assets and liabilities excluding effects of acquisitions:
  Decrease (increase) in accounts receivable ..........................................       (212)     (2,526)      5,728
  Increase in inventories .............................................................     (1,254)     (3,431)     (1,304)
  Decrease (increase) in other current assets .........................................        160         (89)     (2,921)
  Increase in other noncurrent operating assets .......................................     (3,006)       (460)     (1,382)
  Increase (decrease) in accounts payable and other accrued expenses ..................     (4,692)     (2,051)     (7,514)
  (Decrease) increase in deferred income ..............................................      1,940       3,271      (1,832)
  (Decrease) increase in other noncurrent liabilities .................................        658       2,172         725
                                                                                          ----------------------------------
  Net cash provided by (used for) continuing operations ...............................      5,803         855      (2,293)
  Net cash provided by discontinued operations ........................................      7,156       5,630      12,762
                                                                                          ----------------------------------
  Net cash provided by operating activities ...........................................     12,959       6,485      10,469
                                                                                          ----------------------------------
INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Acquisition of businesses, net of acquired cash .......................................    (11,123)     (4,546)    (49,199)
Investments in equity securities ......................................................        (68)         --      (1,255)
Capital expenditures ..................................................................     (4,992)     (5,946)     (6,384)
Product lines, patent rights and licenses acquired ....................................     (2,889)     (1,292)     (1,794)
Proceeds from sale of investments .....................................................      4,181          --          --
Proceeds from sale of fixed assets ....................................................         --          --         302
                                                                                          ----------------------------------
Net cash used for continuing operations ...............................................    (14,891)    (11,784)    (58,330)
Net cash used for discontinued operations .............................................     (2,124)    (28,017)     (3,638)
                                                                                          ----------------------------------
Net cash used for investing activities ................................................    (17,015)    (39,801)    (61,968)
                                                                                          ----------------------------------


                                                                                                     (cont'd on next page)





                                                                          1998         1999        2000
                                                                          ----         ----        ----
FINANCING ACTIVITIES:
Borrowings of long-term debt ......................................      41,500       57,388       79,820
Repayments of long-term debt ......................................     (43,058)     (22,700)    (135,218)
Purchase of treasury stock ........................................        (121)        (281)        (125)
Proceeds from sale of treasury stock ..............................         481          299          265
Proceeds from sale of common stock ................................          --           --      110,028
(Decrease) increase in notes payable to banks .....................       1,291          174         (301)
Proceeds from exercise of stock options, including tax benefits ...          57           --        7,132
                                                                      -------------------------------------
Net cash provided by (used for) financing activities ..............         150       34,880       61,601
                                                                      -------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...........................       1,260       (1,917)      (1,528)
                                                                      -------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........................      (2,646)        (353)       8,574
CASH AND CASH EQUIVALENTS, beginning of year ......................      10,575        7,929        7,576
                                                                      -------------------------------------
                                                                          7,929        7,576       16,150
Cash of discontinued operations ...................................      (1,322)      (3,144)      (2,856)
                                                                      -------------------------------------
CASH AND CASH EQUIVALENTS, end of year ............................   $   6,607    $   4,432    $  13,294
                                                                      ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ........................................................   $  20,718    $  20,986    $  17,492
                                                                      ====================================
  Income taxes ....................................................   $   4,616    $   5,050    $   5,175
                                                                      ====================================
NON-CASH TRANSACTIONS:
Stock received in connection with cashless option exercise (Note 5)   $      --    $   1,411    $      --
                                                                      ====================================
Stock issued in connection with acquisitions (Note 11) ............   $   1,620    $      --    $  65,184
                                                                      ====================================


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

         The Company purchases various foreign currency forward contracts primarily for the purpose of hedging firm intercompany inventory purchase commitments. Such transactions qualify for hedge accounting prior to SFAS No.
133. Accordingly, gains are recorded when contracts are settled and losses are recorded immediately. The Company recognizes gains (losses) from the settlement of forward contracts in the consolidated statements of income (loss) in cost of product sales. Gains (losses) totaled $0.3 million, ($0.6) million and ($0.3) million in 1998, 1999 and 2000, respectively. As of December 31, 1999 and 2000, the Company had total forward contracts outstanding of approximately $2,300,000 and $5,359,000, respectively, whose settlement prices approximated year end exchange rates. The following table summarizes by currency the outstanding forward contracts as of December 31, 1999 and 2000 (in thousands):

                                                    1999       2000
                                                    ----       ----
Japanese Yen................................       $2,000     $  900
British Pound Sterling......................           --      2,000



German Mark.................................           --      1,609
French Franc................................           --        600
All other...................................          300        250
                                               ----------------------
                                                   $2,300     $5,359
                                               ======================


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

GOODWILL, NET OF AMORTIZATION

         The Company estimates the life of goodwill for each individual acquisition based upon the nature of the operations and the core technologies acquired. Goodwill included in the accompanying consolidated balance sheets is being amortized over 20 to 40 years, representing the estimated period to be benefited. The only goodwill which has a 40 year life relates to a sales subsidiary in Japan. The Company has used a 20 year life for the goodwill related to all other acquisitions. A 20 year life was deemed appropriate primarily given the nature of the technologies acquired and the status of products in the marketplace. As of December 31, 1999 and 2000, accumulated amortization was approximately $1,167,000 and $3,253,000, respectively.

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

REVENUE RECOGNITION AND DEFERRED INCOME

         The Company generates revenues from the sale of products and related consumables and service revenue. The Company provides installation for certain product sales. This installation is deemed to be inconsequential and perfunctory, as defined by Staff Accounting Bulletin 101, since installations are not complex, do not require a significant level of effort, and no portion of the contract fee is withheld or refundable until installation is complete. Additionally, when customer acceptance provisions exist and the Company can demonstrate through factory testing that the product meets such specifications prior to shipment, product revenue is recognized when delivery has occurred and title has transferred. Estimated costs of installation are accrued when product revenue is recognized. When the Company is unable to demonstrate that the product meets customer specifications before shipment, no revenue is recorded until customer acceptance has occurred.

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

                                                                  1998            1999            2000
                                                                  ----            ----            ----
Basic weighted average shares outstanding.............         45,574,160      45,803,495      58,442,738
Dilutive effect of outstanding stock options..........          2,109,225              --              --
                                                         -------------------------------------------------
Diluted weighted average shares outstanding...........         47,683,385      45,803,495      58,442,738
                                                         =================================================


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

                  LONG-TERM DEBT - The fair value of the Company's long-term debt is estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for obligations with the same remaining maturities. The estimated fair value of the Senior Subordinated Notes (see
                  Note 4) was $137,175,000 and $105,149,000 at December 31, 1999
                  and 2000, respectively, based upon quoted terms at those dates. The estimated fair value of all other long-term debt approximated their carrying amount.

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

2. ACCOUNTS RECEIVABLE, NET

         Accounts receivable are net of allowances for doubtful accounts totaling $421,000 and $505,000 as of December 31, 1999 and 2000, respectively.

3. INVENTORIES

         Inventories consisted of the following at December 31, 1999 and 2000 (in thousands):

                                                  1999        2000
                                                  ----        ----
Raw materials and parts...................       $12,094     $11,330
Work in progress..........................           644       1,022
Finished goods............................         9,315      12,427
                                            -------------------------
                                                  22,053      24,779
Excess and obsolete reserves..............        (3,262)     (2,650)
                                            -------------------------
                                                 $18,791     $22,129
                                            =========================

4. LONG-TERM DEBT

         The Company had the following long-term debt at December 31, 1999 and 2000, as described below (in thousands):

         As of December 31, 1999:

                                                  INTEREST RATE         MATURITY      CURRENT   LONG-TERM    TOTAL
                                                  -------------         --------      -------   ---------    -----
Senior subordinated notes..................   9.375%                       2007       $    --   $150,000   $150,000
Term loan..................................   Eurodollar+2.75%             2003           400     36,965     37,365
Revolving credit facility:
  Borrowings denominated in U.S. dollars...   Eurodollar+2.375%            2002            --      8,425      8,425
  Borrowings denominated in other currencies  Cost of funds+2.375%         2002            --     28,513     28,513
Notes payable..............................   3.9%-4.0%                    2000         2,429         --      2,429
Other obligations..........................   1.875%-10.0%              2000-2004       1,387      1,807      3,194
                                                                                   ----------------------------------
                                                                                      $ 4,216   $225,710   $229,926
                                                                                   ==================================

         As of December 31, 2000:

                                                  INTEREST RATE         MATURITY      CURRENT   LONG-TERM    TOTAL
                                                  -------------         --------      -------   ---------    -----
Senior subordinated notes.................... 9.375%                       2007       $    --   $118,145   $118,145
Revolving credit facility:
  Borrowings denominated in U.S. dollars..... Eurodollar+2.75%             2005            --     26,000     26,000
  Borrowings denominated in other currencies. Cost of funds+1.75%          2005            --     25,116     25,116
Notes payable................................ 5.90%                        2001         1,884         --      1,884
Other obligations............................ 7.25%-8.30%               2001-2005       1,183         83      1,266
                                                                                   ----------------------------------
                                                                                      $ 3,067   $169,344   $172,411
                                                                                   ==================================

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

         In August 2000, the Company amended and restated the Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement eliminated the term loan and increased the revolving credit borrowing capacity from $75 million to $100 million. However, upon completion of the sale of Canberra (see Note 15), the facility was reduced to $65 million. Under the terms of the Amended Credit Agreement, the outstanding revolving credit facility balance, if any, is due and payable on August 17, 2005. The Amended Credit Agreement modified certain of the financial covenants, including the calculation of the Company's consolidated leverage ratio. The maximum allowable consolidated leverage ratio, as defined, was 4-to-1 at December 31, 2000 and declines to 3-to-1 on December 31, 2004. As of December 31, 2000, the Company was in compliance with all covenants. Revolving credit borrowings bear interest at rates within a range, subject to the consolidated leverage ratio which the Company achieves. U.S. dollar denominated borrowings bear interest, at the Company's option, at the customary base rate plus 0.25% to 1.75% or the Eurodollar rate plus 1.25% to 2.75%. Borrowings in currencies other than the U.S. dollar bear interest at the cost of funds rate plus 1.75%. The Amended Credit Agreement requires a 0.5% commitment fee, adjusted downward if the Company achieves a consolidated leverage ratio of 2-to-1 or less. In connection with the Amended Credit Agreement, the Company pledged as collateral substantially all of the tangible and intangible assets of the Company and its active domestic subsidiaries and 65% of the capital stock of the Company's foreign subsidiaries.

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

         As of December 31, 2000, aggregate principal payments of long-term debt during the next five years ending December 31 and thereafter are as follows (in thousands):

         2001...........................................     $  3,067
         2002...........................................           49
         2003...........................................           24
         2004...........................................            2
         2005...........................................       51,124
         Thereafter.....................................      118,145
                                                         -------------
         Total..........................................     $172,411
                                                         =============

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

                                      NUMBER   WEIGHTED AVG. PRICE
                                    OF SHARES      PER SHARE
                                    ---------      ---------
Outstanding at December 31, 1997    7,806,500       $  1.856
Granted ........................    1,117,500          2.780
Cancelled ......................     (164,000)         2.074
Exercised ......................      (85,000)         1.604
                                  ----------------------------------
Outstanding at December 31, 1998    8,675,000          1.970
Granted ........................    2,226,250          3.326
Cancelled ......................     (308,740)         2.266
Exercised ......................   (1,131,215)         0.788
                                  ----------------------------------
Outstanding at December 31, 1999    9,461,295       $  2.420
Granted ........................    1,347,200         10.970
Cancelled ......................     (182,450)         3.430
Exercised ......................   (3,348,445)         2.190
                                  ----------------------------------
Outstanding at December 31, 2000    7,277,600       $  4.072
                                  ==================================

         As of December 31, 2000, the outstanding options had the following characteristics:

                                                                    WEIGHTED                NUMBER            WEIGHTED AVERAGE
                                             WEIGHTED               AVERAGE              EXERCISABLE           EXERCISE PRICE
     NUMBER            RANGE OF              AVERAGE               REMAINING                AS OF                   AS OF
  OUTSTANDING       EXERCISE PRICES       EXERCISE PRICE       CONTRACTUAL LIFE       DECEMBER 31, 2000       DECEMBER 31, 2000
  -----------       ---------------       --------------       ----------------       -----------------       -----------------
    5,960,600      $1.2870-$ 3.3520            $2.5200             4.9 years               5,960,600                $2.5200
      896,500           $9.0000                $9.0000             9.3 years                      --                     --
      420,500      $10.2500-$26.7500          $15.4022             9.6 years                      --                     --
--------------                                                                        ----------------
    7,277,600                                                                              5,960,600
==============                                                                        ================

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

                                            1998            1999          2000
                                            ----            ----          ----
Expected dividend yield................      --              --            --
Expected stock price volatility........      --              --          100.74%
Risk-free interest rate................  4.91%-5.89%    5.14%-6.88%    5.29%-6.50%
Expected life..........................   10 years        10 years       7 years
Weighted average fair value............    $1.134          $5.714        $9.1981


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

6. INCOME TAXES

         The sources of the Company's income (loss) from continuing operations before provision for income taxes and extraordinary items, net were as follows (in thousands):

                                                   1998       1999        2000
                                                   ----       ----        ----
United States................................   $ (4,407)   $(17,517)   $(33,214)
Foreign .....................................      7,699      11,187      11,580
                                               ----------------------------------
                                                $  3,292    $ (6,330)   $(21,634)
                                               ==================================

     The provision for (benefit from) income taxes is as follows (in thousands):

                                                   1998       1999        2000
                                                   ----       ----        ----
Current:
  Federal....................................   $   (387)   $    325    $     --
  Foreign....................................      2,827       5,426       4,167





  State......................................        338          32          52
                                               ----------------------------------
                                                   2,778       5,783       4,219
                                               ==================================

                                                   1998       1999        2000
                                                   ----       ----        ----
Deferred:
  Federal....................................         19      (4,367)    (12,480)
  Foreign....................................       (339)        161      (2,328)
  State......................................        (21)         43        (202)
                                                    (341)     (4,163)    (15,010)
                                               ----------------------------------
  Total......................................     $2,437      $1,620    $(10,791)
                                               ==================================


         A reconciliation between the income tax expense recognized in the Company's consolidated statements of income (loss) and comprehensive income
(loss) and the income tax expense computed by applying the statutory Federal income tax rate to the income (loss) from continuing operations before provision for income taxes and extraordinary items, net follows (in thousands):

                                                            1998                     1999                       2000
                                                            ----                     ----                       ----
                                                   AMOUNT         PERCENT    AMOUNT        PERCENT     AMOUNT         PERCENT
                                                   ------         -------    ------        -------     ------         -------
Income (loss) from continuing operations before
  income taxes and extraordinary items ........   $  3,292                  $ (6,330)                 $(21,634)
                                                ============               ===========              ============
Income tax (benefit) computed at statutory rate   $  1,152           35%    $ (2,216)          35%    $ (7,572)          35%
Change in valuation allowance .................     (2,291)         (69%)      6,453         (102%)     (2,411)          11%
Net tax effect relating to foreign operations .        401           12%      (1,559)          25%        (420)           2%
Research credits ..............................       (654)         (20%)       (590)           9%        (600)           3%
State income taxes ............................        275            8%         180           (3%)         --           --
Acquisition-related deductible charges ........       (394)         (12%)       (571)           9%        (778)           4%
Acquisition-related nondeductible charges .....      4,260          130%         193           (3%)        466           (2%)
Restricted stock vesting ......................       (187)          (6%)        (84)           1%         341           (2%)
Other .........................................       (125)          (4%)       (186)           3%         183           (1%)
                                                -------------------------------------------------------------------------------
                                                  $  2,437           74%    $  1,620          (26%)   $(10,791)          50%
                                                ===============================================================================

         At December 31, 1999 and 2000, deferred tax assets and liabilities were comprised of the following (in thousands):

                                                            1999         2000
                                                            ----         ----
Deferred tax assets:
Net operating loss carryforwards ......................   $  2,321    $  4,346
Inventory related items ...............................      2,191       1,974
Accruals not currently deductible .....................      2,088       1,957
Stock compensation ....................................        750       8,999
Foreign and other tax credit carryforwards ............     11,946      13,462
Deductible purchase accounting temporary differences ..         --       4,715
Other .................................................        165         528
                                                         -----------------------
  Gross deferred tax assets ...........................     19,461      35,981
Less: valuation allowance .............................    (13,355)    (10,944)
                                                         -----------------------
  Total deferred tax assets, net of valuation allowance      6,106      25,037
                                                         -----------------------
Deferred tax liabilities:
International transactions ............................      3,507       3,613
Accelerated depreciation ..............................        201         258
Transaction related tax liabilities ...................      2,815       2,233
Other .................................................        359          16
                                                         -----------------------
  Total deferred tax liabilities ......................      6,882       6,120
                                                         -----------------------
  Net deferred tax assets (liabilities) ...............   $   (776)   $ 18,917
                                                         =======================

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

8. COMMITMENTS AND CONTINGENCIES

         The Company conducts certain of its operations from leased facilities and leases automobiles and various types of machinery and equipment under operating leases. The following is a schedule of future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms extending beyond December 31, 2001 (in thousands):

2001..............................................................         $822
2002..............................................................          731
2003..............................................................          706
2004..............................................................          191
2005..............................................................          159
Thereafter........................................................          690
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

         The following tables summarize the Company's operations by geographic area for 1998, 1999 and 2000 (in thousands):

                    GEOGRAPHIC AREA                       1998          1999         2000
                    ---------------                       ----          ----         ----
Revenues*:
  United States, including third party export sales**   $  84,647    $  85,841    $  91,727
  Europe ............................................      50,193       56,346       55,821
  Japan .............................................      11,395       16,703       17,827
                                                      --------------------------------------
  Total consolidated ................................   $ 146,235    $ 158,890    $ 165,375
                                                      ======================================

Income (loss) from operations:
  United States, including export sales*** ..........   $  13,547    $   3,193    $ (15,090)
  Europe**** ........................................       7,684        6,556        6,468
  Japan .............................................       2,456        5,292        6,243
  Eliminations, net .................................      (2,913)         723       (1,453)
                                                      --------------------------------------
  Total consolidated ................................   $  20,774    $  15,764    $  (3,832)
                                                      ======================================

Total assets:
  United States .....................................   $  86,266    $  95,959    $ 204,987
  Europe ............................................      27,835       29,179       36,168
  Japan .............................................       9,802       11,288       12,501
  Discontinued operations ...........................      34,712       67,810       68,577
  Eliminations, net .................................     (17,180)     (21,678)     (16,141)
                                                      --------------------------------------
  Total consolidated ................................   $ 141,435    $ 182,558    $ 306,092
                                                      ======================================

         -----------

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

          In March 2000, the Company acquired a 51% equity interest in Carl Consumable Products, LLC ("CCP") for an initial cash payment of $510,000, with an option to acquire the remaining 49% equity interest for (a) a cash payment of $490,000, plus (b) earn-out payments equal to 25% of the operating profit (as defined in the purchase agreement) of CCP in excess of $530,000 which is generated in each calendar year occurring during the four-year period following exercise of the option. The option is exercisable through March 6, 2002. As of December 31, 2000, the option had not been exercised. The financial results of CCP have been consolidated in the accompanying financial statements due to the

Company's majority equity position as well as the minority holder having no substantive protective or participating rights. CCP is a new company formed to design and manufacture sophisticated pipette tips used in the liquid dispensing process of drug discovery and genomic research.

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

         Effective October 1, 2000, the Company acquired the net operating assets of a division of GSI Lumonics, Inc. ("GSLI") (now operating as a division of Packard BioChip Technologies, LLC, a wholly-owned subsidiary of the Company). The total amount paid consisted of approximately $40 million in cash and 4.5 million shares of Company common stock valued for financial reporting purposes at $65.2 million. GSLI was a leading provider of imaging equipment for biochip and microarray applications. The GSLI acquisition has been accounted for using the purchase method. The goodwill generated by this acquisition was approximately $90.5 million. The acquisition resulted in a charge in October 2000 totaling $12.1 million to write-off the value assigned to acquired in-process research and development which had not yet reached technological feasibility. The value assigned to GSLI's in-process research and development was determined using the percentage-of-completion method applied to revenues and cash flows expected to be generated through 2008 discounted at 20% reflecting the risks inherent in the projects in development. The Company generally expects to introduce these products in 2001 and operating margins contributed by these products are expected to be comparable to current margins for similar products.

         All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of the purchase prices, in the aggregate, over the fair values of the net assets acquired was approximately $118.2 million (including the earned contingent payments referred to above) and has been reflected as goodwill in the accompanying consolidated balance sheets. As contingent payments are earned, the related goodwill will increase. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 20 years, except for the PJKK acquisition for which the life is 40 years, from the initial acquisition dates. The operating results of all acquisitions have been reflected in the accompanying condensed consolidated statements of income (loss) since their dates of acquisition.

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

                                                                                            (IN THOUSANDS, EXCEPT PER
                                                                                                   SHARE AMOUNTS)
                                                                                                    (UNAUDITED)
                                                                                                1999          2000
                                                                                                ----          ----
Revenues ..................................................................................   $ 172,680    $ 178,461
Income from operations ....................................................................      12,944        2,814
Loss from continuing operations before extraordinary items, net ...........................     (10,840)      (7,579)




Net loss ..................................................................................      (3,088)      (3,104)
Basic and diluted loss per share from continuing operations before extraordinary items, net      ($0.22)      ($0.12)
Basic and diluted net loss per share ......................................................      ($0.06)      ($0.05)

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

13. OTHER OPERATING EXPENSE (INCOME), NET

         Other operating expense (income), net in the accompanying consolidated statements of income (loss) consists of the following (in thousands):

                                                    1998        1999      2000
                                                    ----        ----      ----
Gain on sale of product line .................   $(10,753)     $   --   $     --
Write-off of impaired assets and other charges         --          --      1,881
                                                --------------------------------
                                                 $(10,753)     $   --   $  1,881
                                                ================================

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

         Summary information of the discontinued operations for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands):

                                                                1998         1999         2000
                                                                ----         ----         ----
Revenues .................................................   $  81,929    $ 106,003    $  94,530
Total costs and expenses .................................     (79,526)     (92,435)     (87,957)
Provision for income taxes ...............................      (1,353)      (5,816)      (2,467)
                                                            --------------------------------------
  Income from discontinued operations, net of income taxes   $   1,050    $   7,752    $   4,106
                                                            ======================================

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

                                    DECEMBER 31,   DECEMBER 31,
                                       1999            2000
                                       ----            ----
Cash .............................   $  3,144        $  2,858
Accounts receivable, net .........     29,188          23,206
Inventories, net .................     15,400          17,915
Accounts payable .................     (6,646)         (3,462)



                                    DECEMBER 31,   DECEMBER 31,
                                       1999            2000
                                       ----            ----
Accrued liabilities ..............     (9,163)         (8,205)
Other, net .......................       (541)           (444)
                                    -----------------------------
  Net current assets .............     31,382          31,868
                                    -----------------------------
Property, plant and equipment, net     16,870          19,157
Goodwill, net ....................     22,064          21,260
Noncurrent liabilities ...........       (616)         (1,385)
Minority interest ................     (2,301)         (2,492)
Other, net .......................        411             169
                                    -----------------------------
  Net noncurrent assets ..........   $ 36,428        $ 36,709
                                    =============================

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

         Cash flow information associated with discontinued operations in the accompanying consolidated statements of cash flows is as follows (in thousands):

                                                                          FOR THE YEAR ENDING DECEMBER 31,
                                                                            1998        1999        2000
                                                                            ----        ----        ----
Operating Activities:
Income from discontinued operations, net ..............................   $  1,050    $  7,752    $  4,106
Depreciation and amortization .........................................      2,576       2,733       3,100
Amortization of acquired inventory step-up ............................         --       1,000          --
Non-cash stock compensation ...........................................         --         790       3,549
Minority interest in income (loss) of subsidiary ......................       (164)       (254)        326
Deferred income taxes, net ............................................       (675)        534       2,958
Gain on sale of property ..............................................       (639)         --          --
Changes in assets and liabilities, excluding the effect of acquisitions      5,008      (6,925)     (1,277)
                                                                         -----------------------------------
Net Cash Provided by Operating Activities .............................   $  7,156    $  5,630    $ 12,762
                                                                         ===================================
Investing Activities:
Acquisition of business, net of acquired cash .........................   $   (900)   $(23,993)   $ (1,163)
Capital expenditures ..................................................     (1,224)     (4,024)     (2,475)
                                                                         -----------------------------------
Net Cash Used by Investing Activities .................................   $ (2,124)   $(28,017)   $ (3,638)
                                                                         ===================================

16. REGISTRATION STATEMENT

         In February 2001, the Company filed a registration statement on Form S-1 for the sale by certain selling stockholders and the Company of 10,000,000 shares of the Company's common stock. In April 2001, the Company and the selling stockholders withdrew the registration statement due to unfavorable market conditions.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1999 and 2000 are as follows (in thousands, except per share information):

                                                                             FIRST     SECOND       THIRD       FOURTH
                                                                            QUARTER    QUARTER     QUARTER     QUARTER
                                                                            -------    -------     -------     -------
                              1999
                              ----
Revenues ...............................................................   $ 38,162    $ 37,327    $ 36,871    $ 46,530
Gross profit ...........................................................   $ 20,747    $ 19,631    $ 18,061    $ 22,141
Income (loss) from continuing operations before extraordinary items, net   $    810     ($1,207)    ($3,744)    ($3,809)
Basic and diluted loss per share from continuing operations ............   $   0.02      ($0.03)     ($0.08)     ($0.08)

                              2000
                              ----

Revenues ...............................................................   $ 39,845    $ 38,571    $ 37,030    $ 49,929
Gross profit ...........................................................   $ 22,474    $ 22,094    $ 19,690    $ 27,478
Loss from continuing operations before extraordinary items, net ........    ($3,838)      ($467)    ($1,531)    ($5,007)
Basic and diluted loss per share from continuing operations ............     ($0.08)     ($0.01)     ($0.02)     ($0.08)


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

         The first quarter of 2000 includes a stock compensation charge of $4.7 million (see Note 5). The fourth quarter of 2000 includes:

         o a charge of $12.1 million to write-off purchased in-process research and development (see Note 11),

         o a $1.9 million charge primarily to write-off long-lived assets which had become impaired (see Note 13), and

         o     the operating results of GSLI.

18. MERGER AGREEMENT

         On July 16, 2001, the Company and PerkinElmer, Inc. announced that they had entered into an agreement and plan of merger, dated as of July 13, 2001. The transaction is valued at approximately $650 million, including net indebtedness, and is structured as a tax-free, all-stock merger. If the merger is completed, the Company will become a wholly-owned subsidiary of PerkinElmer, and holders of the Company's common stock will be entitled to receive 0.311 of a PerkinElmer share for each of their shares of the Company's common stock. The merger, which is subject to customary closing conditions and regulatory approvals, as well as the approval of both companies' shareholders is expected to close during the fourth quarter of 2001. In connection with the merger, some of the Company's stockholders that represent in the aggregate a majority of the Company's outstanding shares have also entered into a stockholder's and voting agreements with PerkinElmer.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable. There was no change in or disagreements with the Company's independent public accountants.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth information concerning our directors and executive officers.

NAME                                                             AGE                    POSITION
----                                                             ---                    --------
Emery G. Olcott..............................................     62   Chairman of the Board and Chief Executive Officer
Franklin R. Witney, Ph.D.....................................     47   President and Chief Operating Officer
Ben D. Kaplan................................................     43   Vice President and Chief Financial Officer
Timothy O. White, Jr.........................................     33   Vice President, General Counsel and Secretary
Staf C. van Cauter...........................................     52   Vice President, Business Development
Nicholas G. Bacopoulos, Ph.D.................................     52   Director
Robert F. End................................................     45   Director
Bradley J. Hoecker...........................................     39   Director
Alexis P. Michas.............................................     43   Director
Harry H. Penner, Jr..........................................     55   Director
Robert C. Salisbury..........................................     57   Director
Peter P. Tong................................................     60   Director

         Each of our directors holds office until his successor is duly elected and qualified or until his resignation or removal if earlier. Except as set forth below, no family relationship exists among any of the directors or executive officers. Pursuant to a Stockholders' Agreement entered into in connection with the 1997 recapitalization, the parties to the agreement have agreed, subject to applicable law, to vote in favor of Stonington's removal of our directors, as more fully described under "Certain Relationships and Related Transactions - Stockholders' Agreement." All executive officers are elected by the Board and serve at the discretion of the Board.

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

         HARRY H. PENNER, JR. became one of our Directors in July 2000. Mr. Penner is the President, Chief Executive Officer and Vice Chairman of Neurogen Corporation, a drug discovery and technologies company, positions he has held since December 1993. He is also a Director of Avant Immunotherapeutics, Inc., BioStratum, Incorporated, Genaissance Pharmaceuticals, Inc. and PRA International, Inc. Mr. Penner is also the Co-Chairman of CURE, Connecticut's Bioscience Cluster, and Vice Chairman of Connecticut's Board of Governors for Higher Education. Mr. Penner graduated from the University of Virginia in 1967 with a Bachelor of Arts degree, from Fordham University in 1970 with a Juris Doctor degree, and from New York University in 1975 with a Master's degree in Law.

         ROBERT C. SALISBURY became one of our Directors in April 2000. Mr. Salisbury is a private investor and advisor in the healthcare and technology industries. Mr. Salisbury retired in 1998 from Pharmacia & Upjohn, Inc. where he served as the Executive Vice President and Chief Financial Officer since 1995. From 1974 to 1995, he was employed at The Upjohn Company, holding various senior management positions and ultimately becoming Executive Vice President for Finance and Chief Financial Officer. Mr. Salisbury is also a Director of Viragen Inc. and a member of the National Association of Corporate Directors and the Financial Executives International. Mr. Salisbury graduated from Florida State University in 1972 with a Master's degree in Business Administration.

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

COMPENSATION OF DIRECTORS

         Directors who are our employees or otherwise affiliated with management or Stonington receive no compensation for their service as members of our Board or its committees. Directors who are not our employees or related to Stonington receive $15,000 annually, a $1,000 fee for each meeting of the Board or Board committee they attend, and stock options under plans we describe below. See "The Non-Employee Director Option Compensation Plan." We also reimburse all directors for expenses incurred in connection with attendance at meetings.

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

                                                              ANNUAL              LONG-TERM
                                                           COMPENSATION          COMPENSATION
                                                           ------------          ------------
                                                                                  SECURITIES       ALL OTHER
                                                                                  UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR      SALARY($)       BONUS($)     OPTIONS(#)     (1)(2)(3) ($)
---------------------------                ----      ---------       --------     ----------     -------------
Emery G. Olcott........................      2000      $399,615       $122,000         35,000         $134,470
  Chairman of the Board and Chief            1999      $367,308       $170,000             --          $55,850
  Executive Officer                          1998      $355,385       $375,000             --          $18,000
Franklin R. Witney.....................      2000      $162,846        $50,000        150,000          $96,144



                                                              ANNUAL              LONG-TERM
                                                           COMPENSATION          COMPENSATION
                                                           ------------          ------------
                                                                                  SECURITIES       ALL OTHER
                                                                                  UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR      SALARY($)       BONUS($)     OPTIONS(#)     (1)(2)(3) ($)
---------------------------                ----      ---------       --------     ----------     -------------
  President and Chief Operating
  Officer (4)
Richard T. McKernan....................      2000      $294,231       $101,000         32,000         $109,450
  Senior Vice President (5)                  1999      $272,308       $131,500             --          $15,400
                                             1998      $266,058       $200,000             --           $8,000
Ben D. Kaplan..........................      2000      $229,039        $60,000         28,000          $55,300
  Vice President and Chief                   1999      $207,308        $83,000             --           $8,975
  Financial Officer                          1998      $197,308       $140,000             --           $8,000
Staf C. van Cauter.....................      2000      $201,539        $39,000         18,000          $48,500
  Vice President, Business                   1999      $188,846        $42,000             --           $8,000
  Development                                1998      $185,866        $52,000             --           $8,000

         -----------

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

-----------

(1) The terms of the stock options granted in fiscal 2000 provided that the options become exercisable in 25% annual installments commencing one year from the date of grant.

(2) The grant date present value was determined using the Black-Scholes model of options pricing. The assumptions used in calculating the grant date present value were as follows:

Expected volatility..............................  100%
Risk-free rate of return.........................  5.84% to 6.32%
Dividend yield...................................  0
Expected life....................................  7 years
Minimum option value.............................  $7.69 to $14.18


OPTIONS/SAR EXERCISES AND YEAR-END VALUES

         The following table provides information for the listed executive officers, regarding the number and value of all their unexercised stock options and stock appreciation rights, or SARs, at December 31, 2000.

                                                                             NUMBER OF
                                                                       SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS/         IN-THE-MONEY OPTIONS/
                                                                      SARS AT FISCAL YEAR END       SARS AT FISCAL YEAR END
                                                                                (#)                          ($)(1)
                                                                                ---                          ------
                               SHARES ACQUIRED      VALUE
NAME                           ON EXERCISE (#)   REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                           ---------------   ------------    -----------    -------------    -----------     -------------
Emery G. Olcott..............       185,000       $   466,185        565,000          35,000     $  5,073,500              $--
Franklin R. Witney...........            --               $--             --         150,000              $--     $    196,875
Richard T. McKernan..........       300,000       $ 1,124,784        700,000          32,000     $  6,342,500              $--
Ben D. Kaplan................            --               $--        500,000          28,000     $  4,700,000              $--
Staf C. van Cauter...........        94,045       $   686,170        130,000          18,000     $  1,249,240     $     47,250

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

         The employment agreements with Messrs. Olcott, Witney, McKernan, Kaplan and van Cauter, each of whom is referred to in this description as the "executive," supersede any other agreement between any of them and Packard BioScience Company concerning their employment. Mr. Olcott serves as Chairman of the Board and Chief Executive Officer of Packard BioScience Company; Dr. Witney serves as President and Chief Operating Officer of Packard BioScience Company and President of Packard Instrument Company; Mr. McKernan serves as Director of Strategic Initiatives Packard BioScience Company; Mr. Kaplan serves as Vice President and Chief Financial Officer of Packard BioScience Company; and Mr. van Cauter serves as Vice President of Packard Instrument Company, or in such other capacity as may be assigned to him by the Chief Executive Officer of Packard BioScience Company or the President of Packard Instrument Company. Each of the employment agreements provides for an initial employment term of three years, except for an initial employment term of two years in the case of Messrs. Witney and van Cauter. Under each employment agreement, the initial employment term will be automatically extended for additional 13-month terms (25-month terms for Messrs. Olcott and Kaplan) on a specified initial renewal date and on the first day of each calendar month that follows the initial renewal date, unless we affirmatively give 60 days notice that we will not be renewing the agreement on a renewal date. The initial renewal date has already occurred for each of the executives other than Dr. Witney, whose initial employment term continues until December 18, 2002, and whose initial renewal date is December 18, 2001. There is an agreed-upon annual base salary for each executive, with annual increases no less than the increase in the U.S. Consumer Price Index-All Urban Consumers. Each executive is also eligible to receive an annual cash bonus determined in accordance with the terms of our annual bonus incentive plans then in effect. Mr. McKernan's employment agreement has been amended to provide for part-time employment through October 2001, following which his employment will terminate and he will become a consultant of Packard BioScience Company.

         Upon termination of employment by us other than for "cause" or "disability," or upon termination by the executive for "good reason," as such terms are defined in the employment agreements, we will pay to the executive an amount in cash equal to the sum of: the accrued annual base salary as of the date of termination; a pro rata portion of the target annual bonus accrued to the date of termination and any other accrued but unpaid annual bonuses, vacation pay or deferred compensation not yet paid (the above items are defined as the "accrued obligations"); annual base salary and annual bonus amounts for the remainder of the employment period; and additional contributions to the thrift savings plan, if any, to which the executive would have been entitled had his employment continued for a period of three years (two years in the case of Messrs. Witney and van Cauter) after the date of termination. In addition, the executive will be entitled to participate in all welfare benefit plans for a period of three years (two years in the case of Messrs. Witney and van Cauter) after the date of termination on terms at least as favorable as those that would have been applicable had his employment not been terminated (or, if such benefit plans are not available, a comparable cash payment) and, to the extent that any form of compensation will not be fully vested or require additional service, the executive will be credited with additional service of three years (two years in the case of Mr. van Cauter) after the date of termination. In the case of Mr. McKernan, all forms of compensation will fully vest if he was not terminated for cause or good reason. In addition, the executive is entitled to a "gross up" payment reimbursing the executive on an after-tax basis for any excise tax liability incurred by the executive with respect to payments made in connection with a change of control under the agreement or otherwise, unless a reduction of less than $30,000 in the payments due to the executive would result in avoidance of the excise tax, in which case the payments are so reduced. Upon termination of employment due to death or disability, we will pay to the executive or to his respective beneficiaries, all amounts that would have been due had such executive remained in our employ until the end of his employment period (until the date of termination for death and disability in the case of Messrs. Witney, Kaplan and van Cauter). If employment is terminated for cause, Packard BioScience Company will pay to the executive annual base salary through the date of termination and any deferred compensation not yet paid, accrued vacation pay and if the executive voluntarily terminates employment other than for good reason, we will pay to the executive in a lump sum the accrued obligations other than any accrued bonus amount.

         Each of the employment agreements (other than Mr. Kaplan's agreement) provides that, during the employment of the executives and for a stated period after the termination of employment, each executive will not solicit any of our employees or compete with us. In consideration for such noncompetition and nonsolicitation covenants, we will pay to each executive one-half of the sum of his annual base salary and his target annual bonus (100% in the case of Messrs. Olcott and McKernan), such amount payable in equal monthly installments during the portion of the relevant restricted period following the date of termination.

         In connection with our proposed merger with PerkinElmer, we plan to pay retention bonuses to our employees as an inducement for them to remain with us during the transition period after the consummation of the proposed merger. We have allocated up to $6.3 million for these retention bonuses. It is currently anticipated that Dr. Witney will receive a retention bonus of approximately $900,000.

CANBERRA INDUSTRIES, INC. STOCK OPTION PLAN OF 1971

         We adopted this plan in 1971 for the purpose of retaining and attracting personnel for positions of responsibility with us or any of our subsidiaries. Under the 1971 plan, as amended, we have 437,500 outstanding and vested options as of April 30, 2001, with an average exercise price of $1.35. The options granted under the 1971 plan expire on the tenth anniversary of the date of grant.

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

         Options to purchase up to 11,125,460 shares of our common stock are permitted to be granted under the plan. As of April 30, 2001, 3,825,850 options were outstanding and vested under this plan, with an average exercise price of $2.65. These options were granted at an exercise price equal to fair market value on the date of grant. Twenty percent of these options vest immediately upon grant, with the remainder becoming vested in equal annual installments over a four-year period, provided that the eligible participant continues to be employed by us or one of our subsidiaries. Effective March 17, 2000, our Board of Directors vested all options outstanding under the 1997 plan. The remaining options, to be granted at a premium of fair market value, were vested and fully exercisable upon the date of grant. In the event of an "extraordinary transaction," such as a merger or consolidation, of Packard BioScience Company or a reduction in Stonington's equity ownership in our company to below 50%, all outstanding options will become fully vested upon consummation of the extraordinary transaction.

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

THE NON-EMPLOYEE DIRECTOR OPTION COMPENSATION PLAN

         In connection with our initial public offering, we adopted a Non-Employee Director Option Compensation Plan. The purpose of this plan is to promote a greater identity of interests between our non-employee directors and our stockholders and to attract and retain individuals to serve as directors. As of April 30, 2001, 45,000 options were outstanding under this plan, none of which were vested, with an average exercise price of $18.00. The main material terms of this plan are summarized below.

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

         OPTIONS

         Each new non-employee director, other than directors affiliated with Stonington, will be granted options for 15,000 shares of common stock upon being elected or appointed to our Board of Directors and upon being re-elected after serving for three consecutive one-year terms. The exercise price for all options will be 100% of the fair market value of a share of common stock on the date of the grant of such options, except that options granted before or upon consummation of our initial public offering were granted at the initial public offering price. Each option vests and becomes exercisable in equal installments on each of the first three anniversaries of the date of grant of such option, if the director remains a member of our Board of Directors at that time. Each vested option terminates one year after the director's service on our Board of Directors ceases for any reason, other than for cause. If a director is removed for cause, all vested and unvested options will be forfeited. However, options expire no later than the tenth anniversary of the date of grant. Any unvested options will terminate and be canceled as of the date a director's service on our Board of Directors ceases for any reason. All directors' options become fully vested and exercisable upon a change in control.

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

         GENERAL

         The 2000 plan is administered by the Compensation Committee of our Board of Directors and provides for the grant of stock options, both non-qualified and incentive stock options and other types of equity-based awards. As of April 30, 2001, we had 2,409,000 options outstanding under this plan, with an average exercise price of $7.70.

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

THE EMPLOYEE STOCK PURCHASE PLAN

         In connection with our initial public offering, we adopted an employee stock purchase plan. The purpose of this plan is to further our long-term stability and financial success by providing a method for employees to increase their ownership of common stock. Under the purchase plan, 500,000 shares of common stock is available for issuance and sale. As of April 30, 2001, 31,573 shares had been purchased under this plan at a price of $9.88 per share. Unless terminated sooner at the discretion of our Board of Directors, the purchase plan will terminate on December 31, 2010.

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

ITEM 12:  SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

         The following table sets forth information as of April 30, 2001 with respect to beneficial ownership of our common stock, including the percentage of total voting power, by:

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

         o The amounts and percentage of our common stock beneficially owned by a holder are reported on the basis of the regulations of the SEC that govern the determination of beneficial ownership of securities. Under these regulations, a person or group of persons is deemed to be a "beneficial owner" of a security if that person or group has or shares "voting power," which includes the power to vote or to direct the voting of the security, or "investment power," which includes the power to dispose of or to direct the disposition of the security. A person or group of persons is also deemed to be a beneficial owner of any securities with respect to which that person or group has a right to acquire beneficial ownership within 60 days of April 30, 2001 (or June 29, 2001). Under these rules, more than one person may be deemed a beneficial owner of the same security and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

         o The percentage of our common stock outstanding is based on 68,124,753 shares of our common stock outstanding as of April 30, 2001, plus shares of our common stock deemed outstanding pursuant to the definition of beneficial ownership in the preceding paragraph. These shares are deemed to be outstanding when computing the percentage of ownership of each person or group of persons named above, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                                        BENEFICIAL OWNERSHIP
                                                                          OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER*                                 SHARES*              %
------------------------------------                                  ------               -
DIRECTORS AND EXECUTIVE OFFICERS
  Emery G. Olcott (1)....................................            2,233,855             3.3
  Franklin R. Witney (2).................................               18,750              **
  Ben D. Kaplan (3)......................................              520,000              **
  Richard T. McKernan (4)................................            1,554,095             2.3
  Timothy O. White, Jr. (5)..............................              194,125              **
  Staf C. van Cauter (6).................................              249,800              **
  Nicholas G. Bacopoulos.................................                   --              --
  Robert F. End (7)......................................           42,779,052            60.5
  Bradley J. Hoecker (7).................................           42,779,052            60.5
  Alexis P. Michas (7)...................................           42,779,052            60.5
  Harry H. Penner, Jr....................................                   --              --
  Robert C. Salisbury (8)................................                6,000              **
  Peter P. Tong (9)......................................              162,350              **
  All directors and executive officers as a group
  (12 persons) (7)(10)...................................           42,803,802            60.5
5% STOCKHOLDERS
  Stonington Capital Appreciation 1994
    Fund, L.P. (7)(11)...................................           42,779,052            60.5
  GSLI Investments, Inc..................................            4,495,711             6.6
  Essex Investment Management Company,
    LLC (12).............................................            3,605,785             5.3
  Franklin Resources, Inc. and related
    entities (13)........................................            4,401,329             6.5

-----------

         * The figures assume exercise by only the stockholder or group named in each row of all options for the purchase of common stock held by such stockholder or group which were exercisable as of June 29, 2001. The address for all of the members of our management and for Nicholas G. Bacopoulos, Harry H. Penner, Jr., Robert C. Salisbury and Peter P. Tong is: 800 Research Parkway, Meriden, Connecticut 06450. The address of GSI Lumonics Life Science Trust is 39 Manning Road, Billerica, Massachusetts 01821. The address of Essex Investment Management Company, LLC is 125 High Street, Boston, Massachusetts 02110. The address of Franklin Resources, Inc. and related entities is 777 Mariners Island Boulevard, San Mateo, California 94404. Refer to note (11) below for additional address information.

         **       Less than 1%.

         (1) Includes shares held by Mr. Olcott's spouse and by and in trust for one of his children. Includes 515,000 shares subject to options which were exercisable as of June 29, 2001.

         (2) Includes 18,750 shares subject to options which were exercisable as of June 29, 2001.

         (3) Includes 500,000 shares subject to options which were exercisable as of June 29, 2001.

         (4) Includes shares held by Mr. McKernan's spouse and the McKernan Family Limited Partnership. Includes 700,000 shares subject to options exercisable as of June 29, 2001. On March 15, 2001, Mr. McKernan resigned from our Board of Directors and as our Senior Vice President, and continues to serve, on a part-time basis, as our Director of Strategic Initiatives.

         (5) Includes shares held by Mr. White's spouse, children and trust to which Mr. White is beneficiary.

         (6) Includes 94,500 shares subject to options which were exercisable as of June 29, 2001.

         (7) Messrs. End and Michas are two of four equal stockholders and directors, and Mr. Hoecker is a director, of Stonington Partners, Inc. and Stonington Partners, Inc. II. Stonington Partners, Inc. as the management company for, and Stonington Partners, Inc. II, as the general partner of, the Stonington fund, have the right to make voting and investment decisions with respect to shares of stock of the fund's portfolio companies, including Packard. Both of those entities act through the majority vote (or unanimous written consent) of their six-member Board of Directors. All of the directors of Stonington Partners, Inc. are also all of the directors of Stonington Partners, Inc. II. Although none of Messrs. End, Hoecker and Michas owns any of our shares of common stock individually they may be deemed to be beneficial owners of shares held by the Stonington fund as a result of their ownership of stock in, and/or membership on the Boards of Directors of, Stonington Partners, Inc. and Stonington Partners, Inc. II, but they disclaim such beneficial ownership.

         (8) Includes 5,000 shares subject to options which were exercisable as of June 29, 2001. Includes 1,000 shares held by the Robert C. Salisbury Revocable Trust, of which Mr. Salisbury is sole trustee.

         (9) Includes 50,000 shares subject to options which were exercisable as of June 29, 2001.

         (10) Includes shares held by family members, trusts and similar entities. Includes 1,883,250 shares subject to options which were exercisable as of June 29, 2001.

         (11) Stonington Capital Appreciation 1994 Fund, L.P. is the record and beneficial owner of 30,898,890 shares of common stock. Pursuant to the Stockholders' Agreement described under "Certain Relationships and Related Transactions -- Stockholders' Agreement," the Stonington fund (a) has the right to direct the voting and generally must consent to the disposition of an additional 1,123,590 shares owned by two institutional investors and (b) generally must consent to the disposition of an additional 1,373,030 shares of common stock owned by other institutional investors. Because the Stockholders' Agreement gives the Stonington fund the right to nominate and remove directors, and reduce or expand the size of our Board of Directors, the Stonington fund may be deemed to own beneficially all 6,818,792 shares owned by the remaining parties to the Stockholders' Agreement, and the 2,564,750 shares subject to options exercisable by such parties as of June 29, 2001. The Stonington fund is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington Partners, L.P. Stonington Partners, L.P., a Delaware limited partnership, is the general partner in the Stonington fund and has a 1% economic interest in the Stonington fund. Stonington Partners, Inc. II is the general partner of, with a 1% economic interest in, Stonington Partners, L.P. Stonington Partners, L.P. and Stonington Partners, Inc. II disclaim beneficial ownership of the shares set forth except to the extent of their respective economic interests. Pursuant to a management agreement with the Stonington fund, Stonington Partners, Inc. has full discretionary authority with respect to the investments of the Stonington fund, including the authority to make and dispose of such investments. Furthermore, Stonington Partners, Inc. has a 1% economic interest in Stonington Partners, L.P. Stonington Partners, Inc. disclaims beneficial ownership of the shares set forth above. The address for each of the entities listed in this footnote, as well as Stonington management included in the table above, is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, NY 10153.

         (12) Amount is based upon the stockholder's most recent 13G filing, dated February 12, 2001.

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

         Pursuant to the terms of the Stockholders' Agreement, each party agreed to elect an initial slate of directors of Packard BioScience Company who had been nominated by Stonington, on condition that the initial slate consists of three management stockholders, four designees of Stonington and two independent directors mutually agreed upon by Stonington and our chief executive officer. Now that the initial slate of directors has been elected, Stonington has the right to nominate at any time and from time to time all of our directors, including the right to reduce, expand, and fill vacancies on our Board, and, subject to applicable law, has the right to remove such directors at any time and from time to time, and the other parties have agreed to vote in favor of such removal. In addition, Stonington has the right to direct the voting and, generally, must consent to the disposition of the shares of our common stock owned by the KECALP entities, and must generally consent to the disposition of the shares of our common stock owned by the Baird entities.

         Under the Stockholders' Agreement, each party is, subject to the limitations described below, entitled to register shares of common stock in connection with a registration statement prepared by us to register common equity beneficially owned by Stonington. Also, under the Stockholders' Agreement, Stonington has the right to require us to take such steps as necessary to register all or part of the common stock held by Stonington under the Securities Act, and each other party (other than Stonington) that holds at least 20% of the unregistered shares governed by the Stockholders' Agreement has the right on one occasion to require us to register at least 10% of these shares. The Stockholders' Agreement contains customary terms and provisions with respect to, among other things, registration procedures and rights to indemnification granted in connection with the registration of common stock subject to such agreement.

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

REGISTRATION RIGHTS

         In connection with our acquisition of the life sciences division of GSI Lumonics, Inc., in October 2000, we entered into a registration rights agreement with GSI Lumonics Life Science Trust, which then assigned its rights and obligations under the agreement to GSLI Investments, Inc. Under the registration rights agreement, GSLI Investments Inc. has the right to have any of our common stock owned by it included in any registered offering of our common stock. Under the agreement, if the managing underwriter for any such offering determines, in writing, that the total amount of shares to be included in the offering exceeds the amount which can be marketed at a price reasonably related to the current market price or without materially and adversely affecting the entire offering, then:

         o of the first 5 million shares to be included in the offering, 40%, or up to 2 million shares, will be allocated to GSLI Investments, Inc., and the remaining amount will be allocated to Stonington and the other selling stockholders under the Stockholders' Agreement; and

         o of any shares in excess of 5 million, 25% will be allocated to GSLI Investments, Inc., and the remaining amount will be allocated to Stonington and the other selling stockholders under the Stockholders' Agreement.

         As of April 30, 2001, GSLI Investments, Inc. held in the aggregate 4,495,711 shares of our common stock.

         GSLI Investments, Inc. also has the right under the registration rights agreement to, on one occasion, require us to take such steps as are necessary to register all of the remaining shares of our common stock owned by it or, if less than all of its remaining shares, a number of shares that have an anticipated aggregate price of at least $40 million. GSLI Investments, Inc.'s registration rights are subject to timing limitations and also allocation limitations if, as described above, the offering includes stock registered on the behalf of us or other stockholders. The registration rights terminate on October 1, 2005 or when the shares held by GSLI Investments, Inc. have a public market value of less than $2 million and can be sold pursuant to Rule 144(k) under the Securities Act of 1933. Like the Stockholders' Agreement, the registration rights agreement with GSLI Investments, Inc. contains customary terms and provisions with respect to, among other things, registration procedures and rights to indemnification granted in connection with the registration of common stock subject to that agreement.

OTHER RELATED PARTY TRANSACTIONS

         In connection with the 1997 recapitalization, Stonington Partners, Inc., the management company of our controlling stockholder, received a structuring fee and reimbursement for out-of-pocket expenses totaling $2.6 million in the aggregate.

         In connection with our initial public offering, Messrs. Olcott and McKernan and Messrs. George Serrano, Orren Tench and Daniel Meert transferred by gift an aggregate of 107,400 shares of their own common stock, or 100 shares per employee, to substantially all of our employees who on the date of the gift did not own shares or options to purchase shares of our common stock.

         In October 2000, we entered into a joint marketing agreement with Agencourt Bioscience Corporation related to the marketing of Agencourt's DNA purification reagents. Under the agreement, Agencourt agreed to promote our instrumentation for use with Agencourt's chemistries, and we agreed to promote the use of Agencourt's chemistries with our compatible products, and to pay a finder's fee for incremental sales of our instruments generated by Agencourt. Concurrently with the marketing arrangement, we made a $1.25 million equity investment representing approximately 8% of the outstanding equity of Agencourt. The investment was made as part of a larger round of private equity financing being conducted by Agencourt, and was made on terms offered to other investors purchasing Agencourt's common stock at that time. The decision to make an equity investment in Agencourt was based primarily on our belief that Agencourt has a unique, and potentially successful, product to offer, and that the long-term prospects for us were attractive. Agencourt is controlled by three sons of Richard T. McKernan, our former Senior Vice President and a former member of our Board. The transaction was approved by all of our disinterested directors.

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

     3.  Exhibits.

 EXHIBIT
  NUMBER                            EXHIBIT TITLE
  ------                            -------------
 2.1        Agreement and Plan of Merger, by and among PerkinElmer, Inc., Pablo
            Acquisition Corp. and Packard BioScience Company, dated as of
            July 13, 2001 (1)

 3.1        Amended and Restated Certificate of Incorporation (2)

 3.2        Amended and Restated By-Laws (2)

 3.3        Amendment to Amended and Restated By-Laws**

 4.1        Specimen of Common Stock Certificate (2)

 4.2 Stockholders' Agreement, dated as of March 4, 1997, by and among the Company, Merrill Lynch KECALP L.P. 1994, KECALP Inc., the Management
            Investors listed in Schedule 1 thereto, the Non-Management Investors listed in Schedule 2 thereto and Stonington Capital Appreciation
            1994 Fund, L.P. (the "Stockholders' Agreement") (3)

 4.3        Amendment No. 1, dated as of June 2, 1997, to the Stockholders'
            Agreement (4)


 4.4        Amendment No. 2, dated as of January 23, 1998, to the Stockholders'
            Agreement (5)

 4.5        Amendment No. 3, dated as of March 31, 1998, to the Stockholders'
            Agreement (5)

 10.1       Indenture, dated as of March 4, 1997, between the Registrant and The
            Bank of New York, as Trustee (3)

 10.2 Amended and Restated Credit Agreement, dated as of March 4, 1997, and amended and restated as of August 17, 2000, by and among the Company, the Subsidiary Borrowers from time to time parties thereto, Banc of America Securities LLC, as sole lead arranger and book manager, Fleet National Bank, as syndication agent, General Electric
            Capital Corporation, as documentation agent and Bank of America, N.A. as administrative agent**

 10.3       Packard BioScience Company 1997 Management Stock Incentive Plan (3)

 10.4       Canberra Industries, Inc. Stock Option Plan of 1971, as amended (3)

 10.5       Packard BioScience Company 2000 Stock Incentive Plan (2)

 10.6       Packard BioScience Company Non-Employee Director Option Compensation
            Plan (2)

 10.7       Packard BioScience Company 2000 Employee Stock Purchase Plan (2)

 10.8       Employment Agreement by and between the Company and Emery G. Olcott
            (3)

 10.9       Employment Agreement by and between the Company and Richard T.
            McKernan (3)

 10.10      Employment Agreement by and between the Company and George Serrano
            (3)

 10.11      Employment Agreement by and between the Company and Staf van Cauter
            (3)

 10.12      Employment Agreement by and between the Company and Orren K. Tench,
            Jr. (3)

 10.13      Employment Agreement by and between the Company and Ben D. Kaplan
            (6)

 10.14 First Amendment to Employment Agreement by and between the Company and Ben D. Kaplan (5)

 10.15      Employment Agreement by and between the Company and Franklin R.
            Witney**

 10.16 First Amendment to Employment Agreement by and between the Company and Richard T. McKernan**

 10.17      Asset Purchase Agreement, dated August 19, 2000 between GSI Lumonics
            Life Science Trust, GSI Lumonics Trust, Inc. and the Company (7)

 10.18      Asset Purchase Agreement between the Company and Compagnie Generale
            Des Matieres Nucleaires, dated as of November 28, 2000 (8)

 10.19      License Agreement, dated as of September 11, 1998, between
            Vanderbilt University and Biosignal Inc., relating to Optical Assay
            Of Protein Interactions (the "Vanderbilt Agreement").**

 10.20      Amendment Agreement, dated as of May 25, 2000, amending the
            Vanderbilt Agreement.**

 10.21      License Agreement, effective as of September 1, 1994, between The
            General Hospital Corporation (d/b/a Massachusetts General Hospital) and Packard Instrument Company, Inc.**

 10.22 License Agreement, effective as of April 9, 1996, by and between Microdrop GmbH and Packard Instrument Company, Inc. (the "Microdrop
            Agreement").**

 10.23      First Amendment to the Microdrop Agreement, effective as of October
            23, 1997.**

 10.24      Second Amendment to the Microdrop Agreement, effective as of March
            31, 1999.**

 10.25      Third Amendment to Microdrop Agreement, effective as of December 1,
            2000.**

 10.26 License Agreement, effective as of September 30, 1998, made by and between Dade Behring Inc. and Packard Instrument Company, Inc.**

 10.27 Patent License Agreement, effected on the 19th of March, 1998, by and between The University of Chicago (Operator of Argonne National
            Laboratory under its U.S. Department of Energy Contract No.
            W-31-109-ENG-38) and Packard Instrument Company, Inc.**

 10.28 Strategic Marketing Agreement, dated as of October 11, 2000, by and between Agencourt Bioscience Corporation and Packard BioScience
            Company.**

 10.29      Employment Agreement by and between the Company and Timothy O.
            White, Jr.**

 10.30 First Amendment to Employment Agreement by and between the Company and Emery G. Olcott**

 10.31 First Amendment to Employment Agreement by and between the Company and Franklin R. Witney**

 10.32 Second Amendment to Employment Agreement by and between the Company and Ben D. Kaplan**

 10.33      Stockholder's Agreement, dated as of July 13, 2001, between
            PerkinElmer, Inc. and Stonington Capital Appreciation 1994 Fund,
            L.P. (1)

 10.34      Voting Agreement, dated as of July 13, 2001, between PerkinElmer,
            Inc. and Richard T. McKernan (1)

 10.35      Voting Agreement, dated as of July 13, 2001, between PerkinElmer,
            Inc. and Virginia J. McKernan (1)

 10.36      Voting Agreement, dated as of July 13, 2001, between PerkinElmer,
            Inc. and Barbara P. Olcott (1)

 10.37      Voting Agreement, dated as of July 13, 2001, between PerkinElmer,
            Inc. and Emery G. Olcott (1)




 10.38      Voting Agreement, dated as of July 13, 2001, between PerkinElmer,
            Inc. and the Timothy S. Olcott Trust (1)

 10.39      Voting Agreement, dated as of July 13, 2001, between PerkinElmer,
            Inc. and Timothy O. White, Jr. (1)

 10.40      Voting Agreement, dated as of July 13, 2001, between PerkinElmer,
            Inc. and Franklin R. Witney (1)

 21.1       Subsidiaries of the Registrant**

 23.1       Consent of Arthur Andersen LLP**

 99.1       Press Release dated February 27, 2001 (1)

         -----------

         **       Filed herewith.

         (1) Filed as an exhibit to the Registrant's Form 8-K dated July 13, 2001, filed on July 16, 2001.

         (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (file No. 333-31996).

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

         (6) Filed as an exhibit to the Registrant's Form 8-K dated October 2, 2000, filed on October 13, 2000.

         (7) Filed as an exhibit to the Registrant's Form 8-K dated February 27, 2001, filed on March 14, 2001.


(b)  REPORTS ON FORM 8-K:

     The following reports were filed during the quarter ended December 31, 2000:

     1.  Form 8-K dated October 13, 2000

     2.  Form 8-K/A dated November 13, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 19, 2001.

                                         PACKARD BIOSCIENCE COMPANY


Date:  July 19, 2001            By:          /s/ Emery G. Olcott
                                   ------------------------------------
                                               Emery G. Olcott
                                          Chairman of the Board and
                                           Chief Executive Officer

Date: July 19, 2001             By:        /s/ Franklin R. Witney
                                   -------------------------------------
                                             Franklin R. Witney
                                                President and
                                           Chief Operating Officer

Date: July 19, 2001             By:           /s/ Ben D. Kaplan
                                   -----------------------------------
                                                Ben D. Kaplan
                                             Vice President and
                                           Chief Financial Officer

Date: July 19, 2001             By:           /s/ David M. Dean
                                   -----------------------------------
                                                David M. Dean
                                             Vice President and
                                            Corporate Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 19, 2001             By:      /s/ Nicholas G. Bacopoulos
                                    --------------------------------------
                                           Nicholas G. Bacopoulos
                                                  Director

Date: July 19, 2001             By:           /s/ Robert F. End
                                    ---------------------------------
                                                Robert F. End
                                                  Director

Date: July 19, 2001             By:        /s/ Bradley J. Hoecker
                                    ------------------------------------
                                             Bradley J. Hoecker
                                                  Director

Date: July 19, 2001             By:         /s/ Alexis P. Michas
                                    -----------------------------------
                                              Alexis P. Michas
                                                  Director

Date: July 19, 2001             By:       /s/ Harry H. Penner, Jr.
                                    -------------------------------------
                                            Harry H. Penner, Jr.
                                                  Director

Date: July 19, 2001             By:        /s/ Robert C. Salisbury
                                    -------------------------------------
                                             Robert C. Salisbury
                                                  Director

Date: July 19, 2001             By:           /s/ PETER P. TONG
                                    ----------------------------------
                                                Peter P. Tong
                                                  Director

         No annual report or proxy material has been sent to the Company's security holders.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Packard BioScience Company:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Packard BioScience Company and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000, included in this Form 10-K, and have issued our report thereon dated February 8, 2001, except for the second paragraph of Note 1 and all of Note 15 as to which the date is February 28, 2001, Note 16 as to which the date is April 27, 2001 and Note 18 as to which the date is July 18, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page 110 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

                                                       BALANCE AT      CHARGED TO      CHARGED TO                       BALANCE
                                                       BEGINNING        COSTS AND         OTHER                        AT END OF
                                                       OF PERIOD        EXPENSES        ACCOUNTS        DEDUCTIONS       PERIOD
DESCRIPTION                                             COLUMN A        COLUMN B        COLUMN C         COLUMN D       COLUMN E
-----------                                             --------        --------        --------         --------       --------
For the year ended December 31, 1998:
Reserves which are deducted in the balance
  sheet from assets to which they apply
     Reserves for uncollectible amounts............     $427,784         $70,448      $20,315(a)         $114,818     $403,729
For the year ended December 31, 1999:
  Reserves which are deducted in the balance
  sheet from assets to which they apply
     Reserves for uncollectible amounts............     $403,729         $91,161              --          $95,612     $421,321
For the year ended December 31, 2000:
  Reserves which are deducted in the balance
  sheet from assets to which they apply
     Reserves for uncollectible amounts............     $421,321        $135,019      $14,588(a)          $66,182     $504,746


         -----------

         (a)      Represents reserves recorded at dates of acquisition.


                                                                                                                             110
