Form 10-Q
period 2001-06-30
PACKARD BIOSCIENCE CO
filed 2001-08-10
CIK 1035975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ---------- to ----------


                        Commission File Number 333-24001


                           Packard BioScience Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         06-0676652
------------------------------------------                  -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


800 Research Parkway, Meriden, Connecticut                         06450
------------------------------------------                  -------------------
 (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:             203-238-2351
                                                            -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


Shares of Common Stock Outstanding at August 9, 2001:  68,694,155

                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES

                                      INDEX



PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of  June 30, 2001
           and December 31, 2000                                              2

           Condensed Consolidated Statements of Income (Loss) for the
           Three and Six Months Ended June 30, 2001 and 2000                  3

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000                            4

           Notes to Condensed Consolidated Financial Statements               5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        18


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 19

Item 6.    Exhibits and Reports on Form 8-K                                  19




                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 and DECEMBER 31, 2000
                                 (In thousands)

ASSETS                                                            June 30, 2001           December 31, 2000
                                                                  -------------           -----------------
CURRENT ASSETS:
      Cash and cash equivalents                                      $ 84,220                  $ 13,294
      Accounts receivable, net                                         38,324                    32,578
      Inventories, net                                                 27,600                    22,129
      Deferred income taxes                                             4,058                    15,089
      Net current assets of discontinued operations                        --                    31,868
      Other current assets                                              5,320                     6,700
                                                                     --------                  --------
                 Total current assets                                 159,522                   121,658
                                                                     --------                  --------
PROPERTY, PLANT AND EQUIPMENT, at cost                                 34,221                    27,560
      Less:  Accumulated depreciation                                 (14,869)                  (13,208)
                                                                     --------                  --------
                                                                       19,352                    14,352
                                                                     --------                  --------
OTHER ASSETS:
      Goodwill, net                                                   114,889                   115,010
      Deferred financing costs, net                                     3,468                     4,196
      Net noncurrent assets of discontinued operations                     --                    36,709
      Deferred income taxes                                             4,570                     3,828
      Other                                                            13,168                    10,339
                                                                     --------                  --------
                                                                      136,095                   170,082
                                                                     --------                  --------
TOTAL ASSETS                                                         $314,969                  $306,092
                                                                     ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                                  $    837                  $  1,884
      Current portion of long-term obligations                          1,087                     1,183
      Accounts payable and accrued liabilities                         29,232                    36,125
      Income taxes payable                                             16,485                     1,622
      Deferred income                                                  11,825                     9,485
                                                                     --------                  --------
                 Total current liabilities                             59,466                    50,299
                                                                     --------                  --------
LONG-TERM OBLIGATIONS, net of current portion                         118,233                   169,344
                                                                     --------                  --------
OTHER NONCURRENT LIABILITIES                                            2,879                     3,176
                                                                     --------                  --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Note 3):
       Common stock                                                       164                       164
       Paid-in capital                                                174,464                   168,562
       Retained earnings (accumulated deficit)                         28,304                   (22,469)
       Accumulated other comprehensive income
         (cumulative translation adjustment)                           (3,499)                       65
                                                                     --------                  --------
                                                                      199,433                   146,322
       Less: Treasury stock, at cost                                  (64,521)                  (62,718)
                 Deferred compensation                                   (521)                     (331)
                                                                     --------                  --------
                     Total stockholders' equity                       134,391                    83,273
                                                                     --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $314,969                  $306,092
                                                                     ========                  ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In thousands, except per share amounts)

                                                         Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                         2001           2000           2001          2000
                                                       --------       --------       --------      --------

REVENUES                                               $ 48,995       $ 38,572       $100,450      $ 78,417

COST OF SALES                                            22,150         16,477         44,612        33,848
                                                       --------       --------       --------      --------
GROSS PROFIT                                             26,845         22,095         55,838        44,569

RESEARCH AND DEVELOPMENT EXPENSES                         6,884          7,048         15,461        13,276

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Notes 6 and 9)                               15,403         11,191         28,939        26,868

GOODWILL AMORTIZATION                                     1,473            259          2,939           499
                                                       --------       --------       --------      --------
INCOME FROM OPERATIONS                                    3,085          3,597          8,499         3,926

INTEREST EXPENSE, NET                                    (2,316)        (3,974)        (6,021)       (9,945)
                                                       --------       --------       --------      --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                            769           (377)         2,478        (6,019)

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                                             (236)           132           (768)        2,107
                                                       --------       --------       --------      --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                533           (245)          1,710       (3,912)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF INCOME
  TAXES (Note 7)                                             --          1,663           1,172         (860)

GAIN ON SALE OF DISCONTINUED
  OPERATIONS, NET OF INCOME TAXES (Note 7)                  730             --          47,893           --

EXTRAORDINARY ITEMS, NET OF INCOME
  TAXES (Note 8)                                             --            567              --          567
                                                       --------       --------       --------      --------
NET INCOME (LOSS)                                      $  1,263       $  1,985        $ 50,775    ($  4,205)
                                                       ========       ========        ========     ========

BASIC PER SHARE INFORMATION:
  Income (loss) from continuing operations, net        $   0.01       $   0.00        $   0.03    ($   0.07)
  Income (loss) from discontinued operations, net            --           0.02            0.02    (    0.02)
  Gain on sale of discontinued operations, net             0.01             --            0.70           --
  Extraordinary items, net                                   --           0.01              --         0.01
                                                       --------       --------        --------     --------
  Net income (loss)                                    $   0.02       $   0.03        $   0.75    ($   0.08)
                                                       ========       ========        ========     ========

DILUTED PER SHARE INFORMATION:
  Income (loss) from continuing operations, net        $   0.01       $   0.00        $   0.02    ($   0.07)
  Income (loss) from discontinued operations, net          0.00           0.02            0.02    (    0.02)
  Gain on sale of discontinued operations, net             0.01             --            0.68           --
  Extraordinary items, net                                   --           0.01              --         0.01
                                                       --------       --------        --------     --------
  Net income (loss)                                    $   0.02       $   0.03        $   0.72    ($   0.08)
                                                       ========       ========        ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                   PACKARD BIOSCIENCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                   2001                2000
                                                                                 --------            --------

OPERATING ACTIVITIES:
       Net income (loss)                                                         $ 50,775           ($  4,205)
       (Income) loss from discontinued operations, net                             (1,172)                860
       Gain on sale of discontinued operations, net                               (47,893)                 --
                                                                                 --------            --------
           Income (loss) from continuing operations                                 1,710              (3,345)
       Adjustments to reconcile income (loss) from continuing
         operations to net cash provided by (used for) operating
         activities:
           Non-cash stock compensation charges (Note 6)                                --               4,724
           Non-cash deferred financing costs write-off (Note 8)                        --               1,437
           Amortization of acquired inventory step-up (Note 4)                        350                  --
           Depreciation and amortization of intangibles                             5,857               3,553
           Amortization of deferred financing costs                                   371                 718
           Other, net                                                                (468)               (287)
           Changes in operating assets and liabilities                            (10,663)             (4,449)
                                                                                 --------            --------
               Net cash provided by (used for) operating activities                (2,843)              2,351
                                                                                 --------            --------

INVESTING ACTIVITIES:
        Acquisitions of businesses, net of cash acquired                           (8,604)             (6,939)
        Net proceeds from sale of discontinued operations,
          excluding cash sold                                                     155,174                  --
        Capital expenditures, net                                                 (10,168)             (2,327)
        Product lines, patent rights and licenses acquired                           (500)               (770)
                                                                                 --------            --------
            Net cash provided by (used for) investing activities                  135,902             (10,036)
                                                                                 --------            --------

FINANCING ACTIVITIES:
        Borrowings under long-term obligations                                     45,011              30,937
        Repayments of long-term obligations                                       (97,165)           (100,695)
        Purchase of treasury stock                                                (12,373)               (124)
        Proceeds from exercise of stock options                                     5,752               4,354
        Proceeds from sale of common stock, net of expenses                            --             110,293
                                                                                 --------            --------
            Net cash (used for) provided by financing activities                  (58,775)             44,765
                                                                                 --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (3,358)               (980)
                                                                                 --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          70,926              36,100
CASH AND CASH EQUIVALENTS, beginning of period                                     13,294               4,432
                                                                                 --------            --------
CASH AND CASH EQUIVALENTS, end of period                                         $ 84,220            $ 40,532
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

General --

The accompanying financial statements have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the Company's 2000 Form 10-K. The Company's practices of recognizing assets, liabilities, revenues, expenses and other transactions which impact the accompanying financial information are consistent with such note.

On July 16, 2001, the Company entered into an agreement and plan of merger with PerkinElmer, Inc. (see Note 10). The accompanying condensed consolidated financial statements do not reflect any effects of this agreement.

On February 27, 2001, the Company sold its Canberra division (see Note 7). The accompanying condensed consolidated financial statements have been reclassified to reflect the net assets and operating results of the Canberra operating segment as a discontinued operation. The gain on the sale, net of related
expenses  and  income  taxes,   was  $47.9  million  and  is  reflected  in  the
accompanying financial statements. The amounts below relate only to the Company's continuing operations unless otherwise noted.

New Accounting Standards --

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations which are not designated as hedging instruments under SFAS No. 133, as amended. Effective January 1, 2001, the Company reflects such forward contracts in its consolidated financial statements at their current market values based upon the actual exchange rates in effect as compared to the forward contracted rates. Resulting gains and losses are reflected in the Company's condensed consolidated statements of income (loss). The effect of adopting this statement of $0.2 million as of January 1, 2001, is included in cost of sales. The cumulative effect of adopting SFAS No. 133 has not been classified separately since the amount is not material.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") which will eliminate the pooling of interest method of accounting for acquisitions. SFAS No. 141 is effective for all acquisitions initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. SFAS No. 142 will become effective January 1, 2002 for the Company. Upon the adoption of SFAS No. 142, the Company will no longer record amortization of goodwill. During the three and six months ended June 30, 2001, the Company recorded $0.5 million and $2.9 million, respectively, of amortization related to goodwill. The Company is required to apply the initial fair value test by June 30, 2002. The Company currently believes that the initial fair value test of the goodwill reflected in the accompanying condensed consolidated balance sheet will not result in any impairment charges.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to recognize material asset retirement obligations. The Company has not yet determined the impact of this statement on the Company's results of operations or financial condition.


Note 2.  Inventories:

Inventories consisted of the following at June 30, 2001, and December 31, 2000 (in thousands):

                                           June 30, 2001       December 31, 2000
                                           -------------       -----------------

     Raw materials and parts                  $14,588               $11,330
     Work in process                              897                 1,022
     Finished goods                            14,741                12,427
                                              -------               -------
                                               30,226                24,779
     Excess and obsolete reserves              (2,626)               (2,650)
                                              -------               -------
                                              $27,600               $22,129
                                              =======               =======


Note 3.  Stockholders' Equity:

Below is a summary of the changes in selected components of stockholders' equity for the six months ended June 30, 2001 (in thousands):

                                                Paid-In             Treasury
                                                Capital               Stock
                                               ---------            --------

     Balance, December 31, 2000                 $168,562           ($ 62,718)
     Compensation expense recognized in
        connection with stock option
        modifications                             10,091                  --
     Purchases of treasury stock                      --             (12,373)
     Exercises of stock options                   (4,037)             10,083
     Restricted stock grants, net of
        forfeitures and amortization                (152)                487
                                                --------            --------
     Balance, June 30, 2001                     $174,464           ($ 64,521)
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

In connection with this modification, Canberra optionholders elected to exercise their options resulting in the Company issuing 1,271,650 shares of common stock out of treasury stock at an average price of $4.37 per share. In lieu of a cash payment of the exercise price and related taxes, the optionholders elected to sell back 630,660 shares of common stock to the Company at a fair value of $10.75 per share, which was recorded as an increase in treasury stock. Lastly, on the same date, an additional 520,018 shares of common stock were sold back to the Company and accounted for as an increase in treasury stock at a fair value of $10.75 per share.


Note 4.  Acquisitions:

In March 2000, the Company acquired a 51% equity interest in Carl Consumable Products, LLC ("CCP") for an initial cash payment of $510,000, with an option to acquire the remaining 49% equity interest for (a) a cash payment of $490,000, plus (b) earn-out payments equal to 25% of the operating profit (as defined in the purchase agreement) of CCP in excess of $530,000 which is generated in each calendar year occurring during the four-year period following exercise of the option (unless the option is exercised prior to March 6, 2001, in which case the applicable earn-out percentage will be increased from 25% to 35%). As of June 30, 2001, the option had not been exercised. CCP designs and manufactures sophisticated pipettes used in the liquid dispensing process of drug discovery and genomics research.

In April 2000, the Company acquired certain net operating assets, primarily intangibles, of Cambridge Imaging Limited ("CIL"), effective March 31, 2000. The Company paid $1.25 million initially with additional contingent payments, up to $4.0 million, that may be made through April 2005, subject to the operations achieving certain post-acquisition performance levels through calendar year 2004. As of June 30, 2001, no contingent earn-out payments had been earned or accrued. The assets and technology acquired are used to develop and manufacture biomedical imaging technology and devices.

Effective October 1, 2000, the Company acquired the net operating assets of a division of GSI Lumonics, Inc. ("GSLI") (now operating as a division of Packard BioChip Technologies, LLC, a wholly-owned subsidiary of the Company). The total amount paid consisted of approximately $40 million in cash and 4.5 million shares of Company common stock valued for financial reporting purposes at $65.2 million. GSLI is a leading provider of imaging equipment for biochip and microarray applications

Effective May 1, 2001, the Company purchased 100% of the outstanding common stock of Canberra-Packard Canada Ltd. ("C-P Canada"). C-P Canada, located in Ontario, Canada, has operated as a distributor of the Company's products. The Company paid approximately $2.5 million, including related fees, and assumed approximately $0.9 million of indebtedness in connection with the acquisition. The acquisition resulted in a charge of $0.4 million in the second quarter of 2001 to expense the step-up of inventory to fair value recorded at the acquisition date.

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

The following unaudited consolidated information is presented on a pro forma basis, as if the GSLI and C-P Canada acquisitions had occurred as of January 1, 2000. In the opinion of management, the pro forma information reflects all adjustments necessary for a fair presentation. The pro forma adjustments include: (1) amortization of goodwill associated with the acquisitions;
(2) adjustments to reflect additional interest expense relating to the financing of the GSLI acquisition; (3) removal of the nonrecurring charge taken in connection with the C-P Canada acquisition to expense the step-up of inventory to fair value recorded at the acquisition date; and (4) adjustments to reflect the related income tax effects of the above. The pro forma impact of the CCP and CIL acquisitions is immaterial to the Company's historical actual results of operations and therefore, no pro forma adjustments have been made for such acquisitions.


                     (In thousands, except per share amount)

                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                   June 30,
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------

     Revenues                                            $ 49,356      $ 44,224      $101,892      $ 88,465
     Income from operations                                 3,443         2,498         8,888         1,372
     Income (loss) from continuing operations before
        extraordinary items, net                              887       (1,406)         2,083       (6,465)
     Basic income (loss) per share from continuing
        operations before extraordinary items, net       $   0.01     ($  0.02)      $   0.03     ($  0.11)



Note 5.  Earnings Per Share:

Basic earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented. Diluted earnings per share is computed based upon the weighted average shares outstanding during each of the periods presented, including the impact of outstanding options, determined under the treasury stock method, to the extent their inclusion is dilutive. Basic and diluted weighted average shares outstanding during the three and six months ended June 30, 2001 and 2000, are as follows (in thousands):


                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                             2001        2000        2001        2000
                                                            ------      ------      ------      ------

      Basic weighted average shares outstanding             68,378      58,049      68,088      53,055
      Dilutive effect of outstanding stock options           2,290          --       2,607          --
                                                            ------      ------      ------      ------
      Diluted weighted average shares outstanding           70,668      58,049      70,695      53,055
                                                            ======      ======      ======      ======


For the three and six months ended June 30, 2000, 4,049,000 and 4,432,000, respectively, common stock equivalents were excluded from diluted weighted average shares outstanding as their effect was antidilutive.


Note 6.  Stock Compensation Charges:

In December 1999, the Company granted options to employees which, in accordance with financial reporting guidelines, required the Company to recognize compensation expense over the vesting period of such options. On March 20, 2000, the Company's Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options, making them 100% vested, effective March 17, 2000. This resulted in the recognition of a non-cash compensation charge of $4.1 million during the three months ended March 31, 2000, associated with the options granted in December 1999.

In March 2000, certain members of the Company's management transferred by gift shares of their own Company common stock to substantially all of the Company's employees who did not own shares or options to purchase shares of the Company's common stock on the date of the gifting. This resulted in a non-cash compensation charge of $0.6 million during the three months ended March 31, 2000.

Both of the charges discussed above are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).


Note 7.  Discontinued Operations:

On February 27, 2001, the Company sold its Canberra operating segment for $180.5 million, including the final net asset adjustment of approximately $10.5 million received by the Company in June 2001. The amount received exceeded the amount estimated by approximately $500,000. Such amount, along with other miscellaneous sale related adjustments, was included in the $730,000 net gain on the sale of discontinued operations during the three months ended June 30, 2001. Amounts previously reported for Canberra have been reclassified and presented as discontinued operations in the accompanying condensed consolidated financial statements. Summary information of the discontinued operations is as follows (in thousands):


                                                      Period from     Three Months      Six Months
                                                    January 1, 2001       Ended            Ended
                                                    to February 27,      June 30,         June 30,
                                                         2001              2000             2000
                                                       --------          --------         --------

    Revenues                                           $ 14,746          $ 21,899         $ 44,539

    Total costs and expenses                            (13,204)          (19,928)         (45,828)

    (Provision for) benefit from income taxes              (370)             (308)             429
                                                       --------          --------         --------
    Income (loss) from discontinued operations         $  1,172          $  1,663        ($    860)
                                                       ========          ========         ========

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


Note 8.  Extraordinary Items:

In April 2000, the Company utilized $68.2 million of the proceeds received from its initial public offering to pay off the outstanding balance on its term loan facility and the U.S. dollar denominated balance on its revolving credit facility. In May 2000, the Company repurchased approximately $22.5 million of its senior subordinated notes in the open market. The repurchase resulted in a gain as the senior subordinated notes were repurchased at a discount. The Company also wrote-off the remaining unamortized balance of deferred financing costs associated with the term loan as well as that portion applicable to the senior subordinated notes that were repurchased. The gain on the note repurchases ($2.3 million) is reflected as an extraordinary item in the accompanying condensed consolidated statements of income (loss), net of the extraordinary expense associated with the deferred financing costs write-off ($1.4 million) and income taxes ($0.3 million).


Note 9. Registration Statement:

In February 2001, the Company filed a registration statement on Form S-1 for the sale by certain selling stockholders and the Company of 10,000,000 shares of the Company's common stock. In April 2001, the Company withdrew the registration statement due to unfavorable market conditions. As a result, the Company wrote-off costs previously deferred related to the registration statement totaling approximately $0.7 million. These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).


Note 10.  Merger Agreement:

On July 16, 2001, the Company and PerkinElmer, Inc. announced that they had entered into an agreement and plan of merger, dated as of July 13, 2001. The transaction is valued at approximately $650 million, including net indebtedness, and is structured to be a tax-free, all-stock merger. If the merger is completed, the Company will become a wholly-owned subsidiary of PerkinElmer, Inc., and holders of the Company's common stock will be entitled to receive
0.311 of a share of PerkinElmer, Inc. common stock for each of their shares of the Company's common stock. The merger, which is subject to customary closing conditions and regulatory approvals, as well as the approval of both companies' shareholders, is expected to close during the fourth quarter of 2001. In connection with the merger, some of the Company's stockholders that represent, in the aggregate, a majority of the Company's outstanding shares have entered into a stockholder's and voting agreements with PerkinElmer, Inc. generally agreeing to vote their shares in favor of such merger.

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


Overview
--------

Packard BioScience Company ("Packard" or the "Company") and its subsidiaries are global developers, manufacturers and marketers of instruments and related consumables and services for use in drug discovery and other life sciences research.

Packard's revenues are derived primarily from sales of instruments and consumables with additional sales from services. Packard is marketing its instruments as parts of integrated platforms, which it expects will generate increasing instrument and consumable sales at higher gross margins than its services business.

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

On February 27, 2001, the Company sold its Canberra division to COGEMA, S.A. for $180.5 million, including the final net asset adjustment of approximately $10.5 million received by the Company in June 2001. The Company used $71 million of the proceeds to repay the outstanding balance on its credit facility on February 28, 2001. In addition, the Company used approximately $9.3 million of the proceeds to repurchase options held by Canberra employees. As of June 30, 2001, the Company has paid sale-related expenses of approximately $6.8 million and made estimated income tax payments of approximately $9.2 million. The Company intends to use the remainder of the net proceeds to pay other fees, expenses and taxes associated with the sale, totaling approximately $12.9 million at June 30, 2001, as well as to increase spending associated with research and development, new product development, enhancement of existing products and strategic partnerships and acquisitions, and for general corporate purposes.

The condensed consolidated financial statements have been reclassified to reflect the net assets and operating results of the Canberra operating segment as a discontinued operation. The amounts below relate only to continuing operations unless otherwise noted.


Results of Operations (dollars in millions)
---------------------
                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                                      % Inc.                          % Inc.
                                                   2001     2000      (Dec.)     2001       2000      (Dec.)
                                                  ------   ------     ------    ------     ------     ------

  Revenues                                        $ 49.0   $ 38.6      26.9%    $100.5     $ 78.4      28.2%
  Gross profit                                      26.9     22.1      21.7%      55.8       44.6      25.1%
  Operating expenses:
    Research and development                         6.9      7.0      (1.4%)     15.5       13.3      16.5%
    Selling, general and administrative
      (including goodwill amortization)             16.9     11.5      47.0%      31.8       27.4      16.1%
                                                  ------   ------               ------     ------
  Income from operations                             3.1      3.6     (13.9%)      8.5        3.9     217.9%
  Interest expense, net                             (2.3)    (4.0)    (42.5%)     (6.0)      (9.9)    (39.4%)
                                                  ------   ------               ------     ------
  Income (loss) from continuing
    operations before income taxes                   0.8     (0.4)      N/A        2.5       (6.0)      N/A
  (Provision for) benefit from income taxes         (0.2)     0.1       N/A       (0.8)       2.1       N/A
                                                  ------   ------               ------     ------
  Income (loss) from continuing operations           0.6     (0.3)      N/A        1.7       (3.9)      N/A

  Income (loss) from discontinued
    operations, net                                  0.0      1.7       N/A        1.2       (0.9)      N/A
  Gain on sale of discontinued operations, net       0.7      0.0       N/A       47.9        0.0       N/A
  Extraordinary items, net                           0.0      0.6       N/A        0.0        0.6       N/A
                                                  ------   ------               ------     ------
     Net income (loss)                            $  1.3   $  2.0       N/A     $ 50.8    ($  4.2)      N/A


Revenues
--------

During the three months ended June 30, 2001, revenues increased $10.4 million, or 26.9%, to $49.0 million as compared to $38.6 million in the comparable 2000 period. During the six months ended June 30, 2001, revenues increased $22.1 million, or 28.2%, to $100.5 million as compared to $78.4 million in the comparable 2000 period. The following items need to be considered when comparing the changes between the periods presented;

- Both of the 2001 periods include revenues generated by the life sciences division of GSI Lumonics, Inc. (now operating as a division of Packard BioChip Technologies, LLC) ("Packard BioChip") which the Company acquired effective October 1, 2000. During the three and six month periods ended June 30, 2001, Packard BioChip generated revenues totaling $2.2 million and $7.0 million, respectively. During the three and six months ended June 30, 2000, this business generated revenues totaling $4.6 million and $8.0 million, respectively. The 2000 amounts are not reflected in the accompanying condensed consolidated statements of income (loss) as the periods are prior to the Company's acquisition of the business.

- Effective May 1, 2001, the Company purchased 100% of the outstanding common stock of Canberra-Packard Canada Ltd. ("C-P Canada"). C-P Canada, located in Ontario, Canada, has operated as a distributor of the Company's products. As a result of the acquisition, the Company will benefit from the additional sales margin that C-P Canada realizes upon the sale of the Company's products to end-user customers ("incremental sales margin"). During the two months ended June 30, 2001, since its acquisition, C-P Canada has contributed approximately $0.6 million in incremental sales margin to the Company's operating results. During the one and four month periods ended April 30, 2001, the incremental sales margin generated by C-P Canada totaled $0.4 million and $1.4 million, respectively. During the three and six months ended June 30, 2000, the incremental sales margin generated by C-P Canada was $1.0 million and $2.0 million, respectively. Amounts prior to the acquisition date are not reflected in the accompanying condensed consolidated statements of income (loss).

- Foreign currency exchange rates continued to have an unfavorable effect on the Company during the 2001 periods presented. Had exchange rates remained the same during the three and six months ended June 30, 2001, as in the comparable 2000 periods, revenues would have been $1.8 million and $3.4 million higher, respectively. The Japanese Yen, British Pound and Euro were 13%, 7% and 9% weaker, respectively, than the U.S. dollar during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000.

On a pro forma basis, including the revenues generated by Packard BioChip and incremental sales margin generated by C-P Canada during pre-acquisition periods, and excluding the effect of foreign currency fluctuations, revenues during the three and six months ended June 30, 2001, would have been $51.1 million and $105.3 million, respectively, or 15.6% and 19.1% higher, respectively, than the $44.2 million and $88.4 million generated in the pro forma three and six month periods ended June 30, 2000, respectively. The current year increases are primarily due to growth in our instrumentation sales within our major product lines, particularly our automated liquid handling and sample preparation instruments where revenues increased $8.7 million, or 41.2%, to $29.8 million during the six months ended June 30, 2001, from $21.1 million during the comparable 2000 period, excluding the effect of foreign currency fluctuations.

Service revenues increased $0.5 million during the three months ended June 30, 2001, and decreased $0.2 million during the six months ended June 30, 2001, when compared to the prior year periods. The year-to-date decrease is primarily the result of the 2000 period benefiting from software upgrade services performed to make our products Y2K compliant, which continued subsequent to January 1, 2000.

Gross Profit
------------

Gross profit increased $4.8 million, or 21.7%, to $26.9 million during the three months ended June 30, 2001, from $22.1 million in the comparable 2000 period. During the six months ended June 30, 2001, gross profit increased $11.2 million, or 25.1%, to $55.8 million from $44.6 million during the comparable 2000 period. The increase in gross margins is partially due to the inclusion of C-P Canada during a portion of the 2001 periods, since its effective date of acquisition, May 1, 2001. In addition, the acquisition of C-P Canada resulted in a charge to cost of sales of $0.4 million during the three months ended June 30, 2001, representing the write-off of the step-up of acquired inventory to fair market value at the date of acquisition. The growth in gross profit dollars is a direct result of the increased revenues discussed above.

Operating Expenses
------------------

Research and Development. Research and development spending decreased $0.1 million and increased $2.2 million during the three and six months ended June 30, 2001, respectively, representing a 1.4% decrease and a 16.5% increase over the respective prior year periods. As a percentage of revenue, research and development spending is 15.4% during the six months ended June 30, 2001, as compared to 17.0% in the prior year period. The overall increase in spending dollars is attributable primarily to the Company's acquisition of Packard BioChip in October 2000. During the six months ended June 30, 2001, research and development spending by this business was $4.0 million. Excluding Packard BioChip's spending, research and development spending decreased approximately $1.8 million during the six months ended June 30, 2001, as compared to the prior year period. This decrease is attributable to several specific development projects which were in process during the 2000 period that are no longer in development or that have been placed in production.

Selling, General and Administrative (including Goodwill Amortization). Selling, general and administrative expenses increased $5.4 million and $4.4 million during the three and six months ended June 30, 2001, respectively, representing 47.0% and 16.1% increases over the corresponding prior year periods. The three and six months ended June 30, 2001, include a $0.7 million charge to write-off costs incurred in connection with the preparation of a Form S-1 registration statement which the Company withdrew in April 2001 and therefore, wrote-off the costs incurred. The six months ended June 30, 2000, includes non-cash stock compensation charges totaling $4.7 million associated with the Company's April 2000 initial public offering of its common stock. Excluding these charges from both years, selling, general and administrative expenses increased $8.4 million, or 37.0%, in the first half of 2001 compared to the first half of 2000. This increase is due to the inclusion of the Packard BioChip and C-P Canada businesses in 2001, as well as a $2.4 million increase in goodwill amortization due primarily to the goodwill resulting from the Packard BioChip acquisition. The stronger U.S. dollar helped to partially offset the above-mentioned increases in selling, general and administrative costs.

Interest Expense, Net
---------------------

Interest expense, net, decreased from $4.0 million during the three months ended June 30, 2000, to $2.3 million during the comparable 2001 period. For the six months ended June 30, 2001, interest expense, net, is $3.9 million lower than the comparable prior year period. These decreases are a direct result of the net proceeds received by the Company in connection with the April 2000 initial public offering as well as the net proceeds received in connection with the February 2001 sale of Canberra. The Company used a portion of the proceeds from these transactions to reduce indebtedness, thereby reducing interest expense. In addition, the average invested cash balance was higher during the first half of 2001 as compared to the first half of 2000, resulting in increased interest income earned on invested funds. Based upon the invested cash balance on hand at June 30, 2001, and known significant net cash requirements throughout the remainder of 2001, the Company expects that quarterly net interest expense will average approximately $2.0 million through the remainder of 2001. However, events or market conditions could arise during this period that could cause actual net interest expense to differ materially from this estimate. The majority of the Company's interest expense is incurred on fixed rate subordinated notes whereas the interest earned on short-term investment instruments fluctuates with market conditions which, during the first half of 2001, experienced declining interest earning rates.

Effective Tax Rate
------------------

The Company's effective tax rate was 31% during the first half of 2001 compared to 35% in the comparable 2000 period. The 2000 rate represents a benefit on a pre-tax loss. The reduction in the effective rate between the periods presented is due primarily to an increase in the estimated research and development tax credit the Company will generate and utilize in 2001 as a result of the planned increase in research and development spending.

Discontinued Operations
-----------------------

Income (loss) from discontinued operations, net of income taxes, consists of the following (in thousands):


                                            Period from        For the Thre       For the Six
                                          January 1, 2001      Months Ended       Months Ended
                                          to February 27,        June 30,           June 30,
                                               2001                2000               2000
                                             --------            --------           --------

    Revenues                                 $ 14,746            $ 21,899           $ 44,539
    Total costs and expenses                  (13,204)            (19,928)           (45,828)
    (Provision for) benefit from
       income taxes                              (370)               (308)               429
                                             --------            --------           --------
    Income (loss) from discontinued
       operations, net of income taxes       $  1,172            $  1,663          ($    860)
                                             ========            ========           ========

For purposes of presenting operating results of continuing operations, all corporate interest expense has been charged, and all corporate interest income has been credited, to continuing operations. Discontinued operations for six months ended June 30, 2000, included non-cash stock compensation charges totaling $3.5 million and a restructuring charge at Canberra's manufacturing operation in England totaling $2.4 million.

The gain recognized in connection with the sale of Canberra totaled $47.9 million, net of related expenses, costs and income taxes.

Extraordinary Items, Net
------------------------

In April 2000, the Company utilized $68.2 million of the proceeds received from its initial public offering to pay off the outstanding balance on its term loan facility and the U.S. dollar denominated balance on its revolving credit facility. In May 2000, the Company repurchased approximately $22.5 million of its senior subordinated notes in the open market. The repurchase resulted in a gain as the senior subordinated notes were repurchased at a discount. The Company also wrote-off the remaining unamortized balance of deferred financing fees associated with the term loan as well as that portion applicable to the senior subordinated notes that were repurchased. The gain on the note repurchases ($2.3 million) is reflected as an extraordinary item in the accompanying condensed consolidated statements of income (loss), net of the extraordinary expense associated with the deferred financing fees write-off ($1.4 million) and income taxes ($0.3 million).

Liquidity and Financial Resources
---------------------------------

The Company's liquidity requirements arise from operational needs, including research and development expenditures, interest payments on outstanding indebtedness, capital expenditures and funding of acquisitions and other collaborations. Our 2001 cash requirements have been met through available invested cash, proceeds from the Canberra sale, borrowings under our revolving credit facility and overseas bank facilities, and proceeds from the exercise of stock options. Our 2000 cash requirements were met primarily through net proceeds received in connection with the Company's April 2000 initial public offering, borrowings on our credit facilities and proceeds received from the exercise of stock options.

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

Net cash used by continuing operating activities was $2.8 million in the first half of 2001 compared to $2.4 million of net cash generated in the first half of 2000. The increased use of cash for operating activities was due primarily to an increase in customer accounts receivable during 2001 associated with the significant increase in revenues as compared to the 2000 period. This increased use of cash was partially offset by a reduction in cash interest payments made in the first half of 2001, as compared to the prior year period, resulting from the Company's repurchase of approximately $32 million of senior subordinated notes in May, August and December of 2000, as well as a lower average outstanding balance on the Company's revolving credit facility during the 2001 period as compared to 2000.

Net cash provided by investing activities was $135.9 million during the first half of 2001 compared to a use of $10.0 million of cash in the comparable 2000 period. The sale of Canberra generated net cash proceeds of approximately $155.2 million in the first half of 2001, consisting of the sale proceeds of $180.5 million, less $6.8 million of related fees, $9.3 million to repurchase options held by Canberra employees and cash income taxes of $9.2 million paid through June 30, 2001. There will be additional fees of approximately $2.4 million, as well as income taxes of approximately $10.5 million, net of the utilization of certain tax credit carryforwards from prior years, paid from the proceeds in future periods. Other investing cash use during the first half of 2001 included $8.6 million of acquisition related activity, primarily payment of contingent earn-outs accrued as of December 31, 2000, the acquisition of CP Canada effective May 1, 2001, and capital expenditures and technology purchases totaling $10.7 million. During the first half of 2000, the Company's investing use of cash consisted of $6.9 million of acquisition related activity, including payment of contingent earn-outs, and $3.1 million of capital expenditures and technology purchases. The increase in the first half of 2001 capital expenditures, as compared to the 2000 period, is due primarily to the Company's purchase of a new facility for Packard BioChip and the purchase of services related to a significant information systems initiative the Company has currently under development.

Net cash used for financing activities during the first half of 2001 consisted of a net reduction in outstanding indebtedness of $52.2 million through the use of a portion of the proceeds received in connection with the Canberra sale. In addition, the 2001 period includes $6.6 million of net cash used to repurchase options. The first half of 2000 financing activities consisted primarily of the receipt of net proceeds of $110.3 million from the initial public offering, a portion of which was used to reduce net indebtedness by $69.8 million. In addition, the Company received $4.2 million in net cash upon the exercise of stock options.

Backlog
-------

As of June 30, 2001 and 2000, the Company's instrument and consumables order backlog was approximately $20.6 million and $22.9 million, respectively. The Company expects that substantially all of the June 30, 2001, backlog will be filled by December 31, 2001. The Company includes in backlog only those orders for which it has received purchase orders and does not include in backlog orders for service. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The Company purchases forward contracts to cover foreign exchange fluctuation risks on intercompany sales to certain of its foreign operations which are not designated as hedging instruments under SFAS No. 133, as amended. Effective January 1, 2001, the Company reflects such forward contracts in its consolidated financial statements at their current market values based upon the actual exchange rates in effect as compared to the forward contracted rates. Resulting gains and losses are reflected in the Company's condensed consolidated statements of income (loss). The effect of adopting this statement of $0.2 million as of January 1, 2001, is included in cost of sales. The cumulative effect of adopting SFAS No. 133 has not been classified separately since the amount is not material.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") which will eliminate the pooling of interest method of accounting for acquisitions. SFAS No. 141 is effective for all acquisitions initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. SFAS No. 142 will become effective January 1, 2002 for the Company. Upon the adoption of SFAS No. 142, the Company will no longer record amortization of goodwill. During the three and six months ended June 30, 2001, the Company recorded $0.5 million and $2.9 million, respectively, of amortization related to goodwill. The Company is required to apply the initial fair value test by June 30, 2002. The Company currently believes that the initial fair value test of the goodwill reflected in the accompanying condensed consolidated balance sheet will not result in any impairment charges.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to recognize material asset retirement obligations. The Company has not yet determined the impact of this statement on the Company's results of operations or financial condition.

Merger Agreement -- Subsequent Event
------------------------------------

On July 16, 2001, the Company and PerkinElmer, Inc. announced that they had entered into an agreement and plan of merger, dated as of July 13, 2001. The transaction is valued at approximately $650 million, including net indebtedness, and is structured as a tax-free, all-stock merger. If the merger is completed, the Company will become a wholly-owned subsidiary of PerkinElmer, Inc., and holders of the Company's common stock will be entitled to receive 0.311 of a share of PerkinElmer, Inc. common stock for each of their shares of the Company's common stock. The merger, which is subject to customary closing conditions and regulatory approvals, as well as the approval of both companies' shareholders, is expected to close during the fourth quarter of 2001. In connection with the merger, some of the Company's stockholders that represent, in the aggregate, a majority of the Company's outstanding shares have entered into a stockholder's and voting agreements with PerkinElmer, Inc. generally agreeing to vote in favor of such merger.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8-K:

              A report on Form 8-K dated July 13, 2001, was filed on July 16, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Meriden, State of Connecticut, on August 9, 2001.

                                           PACKARD BIOSCIENCE COMPANY


                        By:                  /s/ Emery G. Olcott
                           -----------------------------------------------------
                                                 Emery G. Olcott
                                            Chairman of the Board and
                                             Chief Executive Officer


                        By:                  /s/ Ben D. Kaplan
                           -------------------------------------------------
                                                 Ben D. Kaplan
                                            Vice President and Chief
                                               Financial Officer


                        By:                  /s/ David M. Dean
                           -----------------------------------------------------
                                                 David M. Dean
                                               Vice President and
                                              Corporate Controller